Form 10-K
period 2010-01-31
Neurokine Pharmaceuticals Inc.
filed 2010-05-28
CIK 1464165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-161157

NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1275 West 6th Ave. Vancouver, British Columbia, Canada	V6H 1A6
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 604.805-7783

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ]    No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ]    No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [ ]    No [ ]

Indicate by check mark whether the registrant ha submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [ ]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [x]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on was $0 based on $0, the average of the bid and ask prices on the OTC Bulletin Board, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

24,021,618 as of May 26, 2010

     DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our", "our company" and “Neurokine” mean Neurokine Pharmaceuticals Inc., unless otherwise stated.

General Overview

We are a development stage biopharmaceutical company and have only recently begun operations. We were incorporated in the Province of British Columbia, Canada under the name “649186 B.C. Ltd.”, on June 10, 2002. On September 9, 2003 we changed our name to “Xerxes Health Corp.” and on June 26, 2007 we adopted our current name, “Neurokine Pharmaceuticals Inc.”. We have no subsidiaries.

Our principal executive office is located at 1275 West 6th Avenue, Vancouver, British Columbia, Canada, V6H 1A6. Our telephone number is (604) 221-0595.

We are engaged in the development and commercialization of therapeutic pharmaceutical products with a strategic emphasis on research and development to innovate applications for existing drugs. This is commonly known as drug re-profiling. Our research and development activities are focused on assessing known drugs and compounds, developing hypotheses concerning their usage for new indications (diseases), and conducting experimentation and clinical research to test those hypotheses. Where appropriate based on our research, we intend to depart from a strict re-profiling strategy to develop new variants of, or delivery methods for, existing drugs or compounds.

Our business model currently includes the following activities:

  identifying new indications for approved and marketed products;

  securing intellectual property rights to those products;

  conducting preliminary laboratory tests and clinical trials; and

  establishing partnerships with large pharmaceutical and biotechnology companies to develop and commercialize products outside of their initial market focus.

Our management believes that our strategic emphasis on drug re-profiling is superior to a strategy based exclusively on new drug development because the drugs we are seeking to re-profile have already passed a significant number of required regulatory tests. Similarly, when compared to developing a new drug, re-profiling typically requires less research and development time and cost and offers a greater possibility of obtaining regulatory approval and ultimately achieving commercialization. On the other hand, drug re-profiling can also pose certain challenges such as securing property rights for non-generic drugs, the cost of which may make re-profiling prohibitive. In spite of any advantages our strategy may provide, we will likely face a wide range of common pharmaceutical industry challenges. For example, any products that we may develop will be required to undergo a time-consuming, costly and burdensome pre-market approval process and we may be unable to obtain regulatory approval for them.

We may not commence clinical testing of any products that we may develop and the commercial value of any clinical study that we conduct will depend significantly upon our choice of indication and our patient population selection. If we are unable to commence clinical testing or if we make a poor choice in terms of clinical strategy, we may never achieve revenues. Our clinical trials may also fail to adequately demonstrate the safety or efficacy of our product candidates for our chosen indications, which may force us to abandon our business plan. Even if we are able to ultimately obtain regulatory approval for any products that we may develop, we may never become profitable.

To date, we have concentrated our research and development activities on innovating uses for existing drugs for the treatment of diseases mediated by acute and chronic inflammatory reactions. Through our research, we have identified and, where required, secured the rights necessary to develop two anti-inflammatory products, NK-001 and NK-002, that we believe hold promising prospects for the treatment of neurocognitive impairment and Alzheimer’s disease, respectively.

NK-001 is a new application of an existing new drug and therefore adheres to our re-profiling strategy. We do not anticipate that NK-001 will require pre-clinical, preliminary safety or pharmacokinetic (the process by which the drug is metabolized by the body) studies. NK-001 is a new application of the drug Etanercept, which is marketed under United States Food and Drug Administration (“FDA”) approval as a treatment for rheumatoid arthritis. Because Etanercept has already been the subject of safety studies on a patient population similar to patients targeted by NK-001, we do not anticipate having to complete these additional studies before proceeding to later-stage clinical trials, and we have received approval to conduct clinical trials in South Africa on that basis.

In contrast, NK-002 is a new formulation for the delivery of an existing drug and is therefore properly classified as a new drug. As a new drug, NK-002 will require a complete development program, including the full range of successful pre-clinical, safety and pharmacokinetic studies before advanced clinical testing will be permitted to occur. Both of our planned products, including our flagship product NK-001, are in the development stage as of the date of this Prospectus and neither has been approved to date for sale to the public in any country.

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001and NK-002, was carried out by Dr. Ahmad Doroudian, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director, Jonathan Willmer, our former Chief Medical Officer and former Director, and Dr. Hassan Salari, our former President, former Secretary, former Chief Scientific Officer, former Chairman and former Director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements. We have not carried on any research and development activities since January 2009 and our ability to continue our research and development activities depends on securing additional financing.

A brief summary of the major stages of our business plan that we are seeking to complete over the next 12 months (beginning March 2010) and the cost estimates to complete each step are as follows:

  Commence and complete our planned Phase II clinical trials of NK-001 (50 patients) - $1,355,000; and

  Complete pre-clinical studies of NK-002 - $500,000.

We will also be required to complete additional steps in order to market and sell any of our products to the public. Our determination of which specific additional steps we will need to complete before any of our products become marketable may vary depending on the results of the clinical trials and studies mentioned above. The following table sets out the various steps we anticipate we must complete in order to carry out our business plan for our two planned products. Estimated costs and completion times have been indicated where estimable, as has any progress made to date.

Product
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $500,000 Estimated Completion Date: November, 2010
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $1,355,000 Estimated Completion Date: November, 2010	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

Our Current Business

We are a development stage biopharmaceutical company engaged in the development and commercialization of therapeutic pharmaceutical products, with a strategic emphasis on the innovation of new therapeutic uses for existing drugs. This is commonly known as drug re-profiling. Our research and development activities are focused on assessing known drugs and compounds, developing hypotheses concerning their usage for new indications (diseases), and conducting experimentation and clinical research to test those hypotheses. Where appropriate based on our research, we intend to depart from a strict re-profiling strategy to develop new variants of, or delivery methods for, existing drugs or compounds. Our focus on drug-reprofiling, although not uncommon amongst pharmaceutical companies, differs from traditional drug development practices which focus largely on the development of new drugs.

To date, we have concentrated our research on innovating applications for existing drugs for the treatment of diseases and conditions mediated by acute and chronic inflammatory reactions. The diseases and conditions that have been the subject of our research include:

  neurocognitive impairment, and specifically, neurocognitive impairment in post-coronary artery bypass graft (also known as “CABG” or ”heart bypass”) surgery patients;

  degenerative central nervous system diseases, and specifically, Alzheimer’s disease; and

  degenerative disk disease, and specifically, discogenic neck and back pain conditions.

Through our research we have identified and, where required, secured the rights necessary to develop two anti-inflammatory products, NK-001 and NK-002, that we believe hold promising prospects for the treatment of neurocognitive impairment and Alzheimer’s disease, respectively. Of these, NK-001 falls under our re-profiling strategy, as it is a new application of the drug Etanercept, which is marketed under FDA approval as a treatment for rheumatoid arthritis. Accordingly, we do not anticipate that NK-001 will require pre-clinical, preliminary safety or pharmacokinetic (the process by which the drug is metabolized by the body) studies. Because Etanercept has already been the subject of safety studies on a patient population similar to patients targeted by NK-001, we do not anticipate requiring additional pre-clinical or safety studies before proceeding to later stage clinical trials, and we have received approval to conduct clinical trials in South Africa on that basis.

In contrast, NK-002 is a new formulation for the delivery of Etanercept and is therefore properly classified as a new drug. As a new drug, NK-002 will require a full development program, including a full range of successful pre-clinical, safety, and pharmacokinetic studies before advanced clinical testing will be permitted to occur. Both of our planned products, including our flagship product NK-001, are in the development stage as of the date of this Prospectus and neither has been approved for sale to the public in any country.

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001 and NK-002, was carried out by Dr. Ahmad Doroudian, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director, Jonathan Willmer, our former Chief Medical Officer and former Director, and Dr. Hassan Salari, our former President, former Secretary, former Chief Scientific Officer, former Chairman and former Director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We have relied primarily on three contractors in this regard. The first, Globe Laboratories Inc., is a center for drug research and development founded and controlled by Julian Salari, our former President, former Secretary and former Director, that provides us with expertise in manufacturing certain generic drugs that are the basis of our planned products. The second, Virtus Clinical Development (Pty.) Limited is a South African firm that specializes in the planning and execution of clinical trials and has developed the clinical protocol of NK-001 on our behalf and entered into an agreement with us to conduct that clinical trial. The third, Northern Lipids Inc., assisted us to develop certain liposomal encapsulations for our development of NK-002. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements.

Our Strategy: A Focus on Drug Re-Profiling Complimented by Strategic New Drug Development.

Our highly experienced management team has implemented a business-minded and cost-conscious approach to product research and development by focusing on innovating new uses for existing drugs on the market, also known as drug re-profiling, while also engaging in selective research and development regarding the innovation of new drugs.

In order for a drug to be successful, it must be both efficacious and acceptably safe. Therefore, before a drug may be commercially marketed, it must be scrutinized and approved by applicable health authorities (such as the FDA in the United States) in each country or jurisdiction where it is sought to be sold. In pharmaceutical research and development, clinical trials are conducted to allow safety and efficacy data to be collected for new drugs or devices. Health authorities then scrutinize the clinical trial results and determine, based on the results, whether a drug may be sold to the public. Similarly, clinical trials may only take place once satisfactory information has been gathered on the quality of the product and its non-clinical safety, and approval to conduct the trials has been granted by the health authority in the country where the trial is scheduled to take place.

Clinical trials involving new drugs are commonly classified into four phases. Each phase of the drug approval process is treated as a separate clinical trial. The drug-development process will normally proceed through all four phases over many years. If the drug successfully passes through Phases I, II, and III, it will usually be approved by the national regulatory authority for use in the general population. Phase IV trials are 'post-approval' studies. Due to the considerable cost that may be required to complete a full series of clinical trials, the burden of paying for all the necessary people and services is usually borne by the sponsor, who may be the pharmaceutical or biotechnology company that developed the drug that is the subject of the study. Since the diversity of roles may exceed the resources of the sponsor, clinical trials are often managed by outsourced partners such as contract research organizations. Furthermore, approval rates for new drugs at each clinical trial stage are prohibitively low, which may require the sponsor to finance additional trials or abandon the drug under development altogether. The various phases of clinical trials and the anticipated clinical trial requirements of our planned products are described in detail in this section under the heading “Clinical Trial Phases”.

The strategy of drug re-profiling seeks to avoid the cost of repeating one or more pre-clinical, safety, pharmacokinetic or Phase I clinical tests by applying existing drug research to new indications. In doing so, a company may reduce the time required to complete the necessary research and development activities, which can typically take in excess of 10 years, by more than half, as well as reduce the corresponding development costs. Significantly, a re-profiled drug, if efficacious for its new indication, is also more likely to be approved by an applicable health authority because it has already been shown to meet regulated safety standards that the vast majority of developmental drugs fail to achieve. If a re-profiled drug is no longer protected by patent, no relationship between the original owner or developer of the drug and the re-profiler of the drug need exist. However, it may in some circumstances be beneficial for the re-profiler to obtain a license from the original owner of the drug where there exists an opportunity to receive development, manufacturing, marketing or financing assistance from such owner.

We anticipate that our re-profiling approach will result in faster, more efficient clinical trials and dramatically increase the chance of obtaining regulatory approval at each clinical trial stage. In some cases (as in the case of NK-001), we anticipate that we will be able to bypass certain clinical trial stages as a result of basing our products on re-profiled drugs.

Our Products

Our current product research focus is on biologics (vaccines, blood and blood components), allergenics, somatic cells (cells relating to the wall of the body cavity), gene therapy, tissues, and recombinant therapeutics (drugs produced by genetic engineering) that cause cell death in tumors. Such biologics are known as anti-tumor necrosis factors. To date, we have identified two products as ideal candidates for development:

  NK-001 for the potential treatment of neurocognitive impairment in post-coronary artery bypass graft (commonly known as “CABG” or ”heart bypass”) surgery patients; and

  NK-002 for the potential treatment of Alzheimer’s disease.

NK-001

NK-001 is a new application of the generic drug Etanercept for treating neurocognitive impairment in CABG surgery patients. We consider NK-001 to be our flagship product as it is at a more advanced stage of development than our other planned products, and we intend to apply our resources toward its development in priority to our other planned products. Etanercept is the generic version of the drug Enbrel, which is currently under patent protection in the United States. However, Enbrel no longer benefits from patent protection in South Africa, where we have conducted and will continue to conduct research and development activities pertaining to NK-001. The United States patent for Enbrel is scheduled to expire in 2009. As such, we do not require a license to use Etanercept in South Africa (and, to our knowledge, in most jurisdictions outside of the United States). Also, if our research and development activities are successful, we do not anticipate requiring a license to manufacture or market NK-001 in the United States after 2009, provided the life of the Enbrel patent is not extended.

On April 18, 2008 we filed a single United States Patent Application (No. 61-046061) regarding the use of NK-001 (Etanercept) and similar TNF-Alpha targeting drugs (which can generally be described as anti-inflammatory drugs) in the treatment of post-CABG cognitive impairment. This patent application is under examination, and a patent has not yet been granted to us or published.

For NK-001 to become profitable, we will require our patent application to be successful. If our application is not ultimately successful, we may be forced to abandon our development of NK-001. For our patent application to succeed, we may be required to complete additional research in order to respond to enquiries from the United States Patent Office or to defend against challenges to our patent once it is published, if at all.

TNF-Alpha Inhibitors

NK-001 is a recombinant, or an artificially created human-soluble tumor necrosis factor protein characterized by its tendency to specifically bind to and inhibit TNF-Alpha. Tumor necrosis factor (“TNF”) is a category of protein that induces the death of tumor cells and possesses a wide range of actions that induce inflammation. TNF-Alpha is a cytokine, a category of polypeptide (small protein) regulator that is produced widely throughout the body by cells of diverse origin. It is involved in systemic inflammation and is a member of a group of cytokines that stimulate the acute phase reaction. Acute phase reaction is the process where, in response to injury, the body’s inflammatory cells secrete cykotines into the bloodstream to destroy or inhibit the growth of microbes, viruses or other foreign materials. The body’s immune cells secrete TNF-Alpha and other cykotines to defend against infectious disease and foreign materials, and TNF-Alpha is capable of inducing inflammation and inhibiting the growth of tumors and replication of viruses. Dysregulation and, in particular, overproduction of TNF-Alpha have been implicated in a variety of human diseases, including rheumatoid arthritis, ankylosing spondylitis (the inflammation of joints in the spine), psoriatic arthritis and psoriasis. NK-001 has been used since 1998 to treat a number of these diseases.

CABG and Neurocognitive Impairment

We intend to apply NK-001 to the treatment of neurocognitive impairment in post-coronary artery bypass graft surgery patients. This surgery is commonly known as CABG or heart bypass surgery. CABG has become a standard method of treatment and has become one of the most commonly performed ‘open heart’ operations in the United States. According to a 1999 study by Selnes, Goldsbrough, Borowicz and McKhann entitled “Neurobehavioural Sequelae of Cardiopulmonary Bypass” (The Lancet, Vol. 353, May 8, 1999), about 800,000 patients internationally and 650,000 patients in the United States undergo heart bypass surgery every year.

Heart bypass surgery is recommended for selected groups of patients with significant narrowing and blockages of the heart arteries, or coronary artery disease. It creates new routes around narrowed and blocked arteries, allowing sufficient blood flow to deliver oxygen and nutrients to the heart muscle. This surgery is usually performed with the heart stopped, necessitating the usage of cardiopulmonary bypass, a technique where a pump temporarily takes over the function of the heart and lungs during surgery, maintaining the circulation of blood and the oxygen content of the body.

In addition to stroke and postoperative delirium, cognitive impairment is a recognized adverse complication of heart bypass surgery. According to a 2009 study published in the CHEST journal of the American College of Chest Physicians, short-term post-CABG cognitive impairment has been reported as having an incidence ranging from 33% to 83%, and long-term cognitive impairment an incidence ranging of 20% to 60%. Post-heart bypass cognitive impairment exhibits itself as impairment of memory, concentration, language comprehension and social integration. It can present days to weeks after surgery and may remain a permanent disorder.

The cause of post-CABG cognitive impairment has been attributed to a number of factors, including obstruction of the blood vessels of the brain (cerebral microembolization), decreased blood flow through the brain (global cerebral hypoperfusion), systemic and cerebral inflammation, cerebral temperature changes, accumulation of fluid in the brain (cerebral edema), possible blood-brain barrier dysfunction and genetic susceptibility.

Post-CABG Surgery Cognitive Impairment: An Inflammatory Phenomenon

Several reports have suggested that post-heart bypass cognitive impairment is an inflammatory phenomenon in which inflammatory mediators, such as cytokines (including the cykotines TNF-Alpha, interleukin -1, interleukin-8, and interleukin-6), are released to trigger the brain’s inflammatory response. It has been further observed that elevated levels of inflammatory mediators, including TNF-Alpha, have been shown to be indicators of high morbidity (the presence of an abnormal condition that impairs bodily function) and mortality rates after heart bypass surgery. While most studies have looked at peripheral levels of cytokines in response to surgical stress, it has also been reported that elevated levels of pro-inflammatory cytokines have been detected in the cerebrospinal fluid after heart bypass surgery. Moreover, it has been shown that heart trauma leads not only to an increase in pro-inflammatory cytokine levels outside the brain, but also to a concurrent marked increase in brain cytokine levels. Accordingly, the apparent significance of pro-inflammatory cytokines, such as TNF-Alpha, has led to the suggestion that these inflammatory mediators may be considered as targets in the inflammatory process associated with post-CABG cognitive impairment.

Current Treatment of Post-CABG Cognitive Impairment

Currently, prevention is considered to be the most effective treatment strategy for post-CABG cognitive impairment, as preventative or therapeutic interventions are limited. It has been postulated that therapeutic interventions aimed at diminishing the inflammatory response might result in better outcomes; for example, the use of a synthetic non-psychotropic cannabinoid (a drug having certain attributes of cannabis that does not alter brain function) to treat mild cognitive impairment, including post-surgical cognitive impairment, has been described. The use of a protease inhibitor (a class of medication used to treat or prevent viral infection), such as aprotinin (TrasylolTM), has also been reported as having a marked protective effect on the brain in reducing the severity of cognitive deficit developing after heart bypass surgery.

Therapeutic Applications of TNF-Alpha Antagonists

The use of TNF-Alpha antagonists to treat various disorders has been described. TNF-Alpha is an intracellular mediator, a protein that mediates the immune responses produced by a variety of cells, including both types of white blood cells (macrophages and monocytes). The responses triggered by TNF-Alpha are initiated through its interaction with distinct TNF-Alpha cell surface receptors.

TNF-Alpha binds to these cell surface receptors and triggers an array of pro-inflammatory effects, including the release of other pro-inflammatory cytokines and chemokines (a type of cykotine); the release of enzymes which break down proteins (metalloproteinases); and an increase in the production of proteins that line the interior surface of blood vessels (endothelial adhesion molecules), thereby further amplifying the inflammatory and immune cascade and inducing a plethora of inflammatory and catabolic (molecule breakdown) effects. Interference in the binding of TNF-Alpha to cell surface receptors of the target cell results in the neutralization of TNF-Alpha and the blockage of its biologic effects. For example, TNF-Alpha receptor proteins that are naturally produced in soluble form (designated as TNF-R) inhibit TNF-Alpha action by competing with cell surface receptors for binding TNF-Alpha, thereby blocking its biologic effects. Various TNF-Alpha targeting drugs, also known as TNF-Alpha antagonists, TNF-Alpha inhibitors and TNF-Alpha blockers, have been developed to neutralize or inhibit TNF-Alpha activity. These drugs bind to inhibit TN F-Alpha from binding to its receptor and triggering the inflammatory response. In this way, TNF-Alpha targeting drugs deactivate TNF-Alpha.

A human-soluble TNF-Alpha receptor protein has been shown to suppress TNF-Alpha dependent inflammatory diseases, specifically arthritis. TNF-Alpha targeting drugs have also been shown to be effective in treating other inflammatory diseases such as Wegener’s disease, Behçet’s disease, keratoscleritis, lymphomatous tracheo-bronchitis, Cogan’s syndrome, and rapidly destructive crystal arthropathy. Studies in rat models have also shown that TNF-Alpha targeting drugs can potentially be used to treat brain injuries. The use of TNF-Alpha antagonists has also been described for the treatment of various neuropsychiatric and neurological disorders including multiple sclerosis, Alzheimer’s disease, Huntington’s disease, Parkinson’s disease, Bell’s palsy, PHN (shingles), influenza and HIV.

TNF-Alpha in the Treatment of Neural Disorders

While TNF-Alpha targeting drugs have been shown to be effective in treating various diseases associated with inflammation, their use in the treatment of neural disorders is hampered by the inability of most TNF-Alpha targeting drugs to cross the blood-brain barrier. The blood-brain barrier is a cellular structure in the central nervous system that restricts the passage of certain chemical substances and microscopic objects (e.g. bacteria) between the bloodstream and the neural tissue itself, while still allowing the passage of substances essential to metabolic function (e.g. oxygen). For example, the TNF-Alpha targeting drug Etanercept, being both hydrophilic (able to bond with water or hydrogen) and of high molecular weight, is prevented from crossing the intact blood-brain barrier. It is also unlikely that any transport mechanism exists for TNF-Alpha targeting drugs to enter the central nervous system. Accordingly, for brain related diseases, conventional general administration (administration into the blood stream) of TNF-Alpha targeting drugs is not effective, and they must instead be administered locally (directly into the cerebrospinal fluid) to have effect. For example, to treat Alzheimer’s disease with a TNF-Alpha targeting drug such as Etanercept, the drug must be administered adjacent to the spinal column.

Commercially Available TNF-Alpha Inhibitors: Etanercept

Etanercept is a recombinant (engineered) DNA drug made by combining two proteins (also known a fusion protein). It binds TNF-Alpha to human immunoglobulin G1 (IgG1) in the body. Immunoglobulins are proteins that play an essential role in the body’s immune system by attaching to foreign substances, such as bacteria, and assisting to destroy them. In this way, Etanercept can regulate excess TNF-Alpha and decrease its role in disorders involving excess inflammation in humans and other animals, including autoimmune diseases such as ankylosing spondylitis, juvenile rheumatoid arthritis, psoriasis, psoriatic arthritis, rheumatoid arthritis, and, potentially, in a variety of other disorders mediated by excess TNF-Alpha.

The most common side effects of Etanercept are mild to moderate itching, pain, swelling and redness at the site of injection. Headache, dizziness, nasal and throat irritation also occur. Because TNF-Alpha plays an important role in the response of the immune system to infections, blocking the action of TNF-Alpha with Etanercept may worsen or increase the occurrence of infections, and patients with serious infections should not receive the drug.

Etanercept treatment should be discontinued if a patient develops a serious infection. Treatment using the drug is not initiated in patients with active infections or an allergy to any of its components, and children should receive their recommended immunizations before beginning any treatment involving Etanercept. Etanercept should also be used with caution in patients prone to infection, such as those with advanced or poorly-controlled diabetes.

Some reported associated conditions may or may not be related to Etanercept. Since Etanercept has been on the market, there have been reports of multiple sclerosis, myelitis (inflammation of the spinal cord) and optic neuritis (inflammation of the optic nerve) in patients using the drug. Etanercept is not recommended for persons with preexisting diseases of the central nervous system (brain and/or spinal cord) or for those with multiple sclerosis, myelitis or optic neuritis. Additionally, rare cases of seriously low blood counts (pancytopenia) have been reported in patients using the drug.

Rational and Objectives for the Application of TNF-Alpha in the Treatment of Post-CABG Neurocognitive Impairment

While it has been speculated that preventative treatment with an anti-TNF therapy might be a therapeutic approach to reducing inflammatory processes associated with heart bypass surgery, no experimental data has been provided to demonstrate the therapeutic effect of anti-TNF on post-CABG cognitive impairment. Nevertheless, based on a review of the current medical literature, we believe that there is sufficient rationale to pursue the development of the treatment. As the blood-brain barrier has been shown to be dysfunctional and leaky in this syndrome, it is expected that an unmodified TNF-Alpha antagonist such as NK-001 (Etanercept) will cross into the brain in sufficient amounts to diminish the inflammatory reaction.

Our research and development objectives in applying TNF-Alpha in the treatment of post-heart bypass neurocognitive impairment are:

  to evaluate the effects of NK-001 in preventing cognitive side effects following CABG surgery;

  to evaluate the safety and tolerability of NK-001 in patients undergoing heart bypass surgery;

  to assess blood plasma levels of NK-001 in patients undergoing CABG surgery. Blood plasma is the yellow liquid component of blood in which the blood cells are suspended. It makes up about 55% of total blood volume and is mostly composed of water (92% by volume). Blood plasma also contains dissolved proteins, glucose, clotting factors, mineral ions, hormones and carbon dioxide (plasma being the main medium for transporting products that are excreted by the body);

  to evaluate the effects of NK-001 on serum TNF-Alpha levels in patients undergoing heart bypass surgery (the serum is a fluid component of clotted blood and it lacks clotting factors and other elements which plasma includes, instead retaining antibodies, electrolytes and soluble proteins); and

  to examine the relationship between markers of blood brain barrier dysfunction and cognitive outcome in patients undergoing CABG surgery.

With the assistance of Virtus Clinical Development (Pty.) Limited. (“Virtus”), a contract research organization based in South Africa, we have designed Phase II human clinical trials of NK-001 to undertake the aforementioned research and development objectives. Virtus provides services to a wide range of international biotechnology and pharmaceutical companies, assisting them in implementing their drug development programs and specifically the design, management and monitoring of the clinical phases of such programs. We intend to begin our clinical trials of NK-001 using 50 post-CABG surgery patients. Our trials will be conducted in four to six separate locations in and around Cape Town, South Africa.

To date, we have received approval for our proposed Phase II clinical trial protocol from the Medicines Control Council of the Department of Health (South Africa) and from the central ethics board of that country. The protocol describes the scientific rationale, objective(s), design, methodology, statistical considerations and organization of the planned trials. Our ability to pursue our clinical trials was subject to the approval of our research protocol by the Medicines Control Council.

We view NK-001 as our flagship product because, of our planned products, it is at the most advanced stage of development. In the case of NK-001, we believe that it is unnecessary to conduct pre-clinical studies and Phase I clinical trials of the drug for the following reasons:

  Preclinical, Phase I safety and pharmacokinetic studies have already been successfully completed on Etanercept;

  Etanercept has already been tested in different patient populations (both genders, all age groups, and multiple ethnic groups);

  Phase II and II studies have been completed for Etanecept as applied to a number of indications, providing additional safety information for the use of the drug on older populations who are the target population for NK-001; and

  There are no existing animal models for post CABG cognitive impairment by which we could conduct additional safety tests on animals.

On January 28, 2009, we submitted amendments to our clinical trial protocol that were subsequently approved by the Medicines Control Council on May 12, 2009. As a result, we now have full authority to proceed with our Phase II clinical trial of NK-001.

Our study will involve identifying 50 otherwise healthy individuals undergoing heart bypass surgery, performing pre-surgery cognitive assessment, administering NK-001 (Etanercept) pre- and post-surgery and six months of follow up. We anticipate that we will begin our trial in the winter of 2010, and we anticipate the full cost of the trial to be approximately $1,350,000.

Regulatory and Patent Issues

Etanercept was first released for commercial use in late 1998. In North America, it is co-marketed by Amgen Inc. and Pfizer Inc. under the trade name Enbrel in two separate formulations, one in powder form and the other as a pre-mixed liquid. Pfizer Inc. is the sole marketer of Enbrel outside of North America.

In our research, we have worked with the generic form of Etanercept. We currently rely on a method for producing the generic form of Etanercept licensed to us by Globe Laboratories Inc. (“Globe”), a company founded and controlled by Julian Salari, our former President, former Secretary and former Director. We intend to continue to rely on the generic form of Etanercept produced by Globe for as long as our license from Globe is effective. Under the terms of our non-exclusive License Agreement with Globe dated June 17, 2008, we were obligated to remit CAD$500,000 to Globe, comprised of a non-refundable license fee of CAD$150,000 (including CAD$50,000 in respect of patent preparation and filing fees) and a one-time royalty payment of CAD$350,000. In June 2008, we settled our obligation to Globe by issuing Globe 2,000,000 shares of our common stock and we no longer have any enduring financial obligation to Globe. We do, however, have an ongoing obligation to Globe to use our best efforts to commercialize products based on its intellectual property and to indemnify it from any third-party claims resulting from our use of its intellectual property. Under the terms of our non-exclusive License Agreement with Globe, Globe has the right to terminate our license in the event that we become bankrupt or insolvent, or if our business is placed in the hands of a receiver, assignee or trustee. Barring such circumstances, we anticipate that our license from Globe will be perpetual. We have waived our rights pursuant to Article 4.2 of the License Agreement that required Globe to prepare and file certain patents on our behalf.

In the United States the FDA has licensed Etanercept for the following therapeutic applications:

  moderate to severe rheumatoid arthritis (November 1998);

  moderate to severe polyarticular juvenile idiopathic arthritis (1999);

  psoriatic arthritis (2002);

  ankylosing spondylitis (July 2003); and

  moderate to severe plaque psoriasis (April 2004).

The United States Patent on Etanercept (Enbrel) in the United States will expire in 2009. Patent protection for Etanercept in South Africa has already lapsed, and the drug is commercially available in generic form.

On April 18, 2008 we filed a single United States Patent Application (No. 61-046061) for the use of TNF-Alpha targeting drugs (including NK-001 and similar anti-inflammatory drugs) in the treatment of post-heart bypass cognitive impairment. The application is currently under review by the United States Patent Office.

NK-002

NK-002 is a development stage drug for the treatment of Alzheimer’s disease. We filed a United States Patent Application for NK-002 on January 31, 2008 (No. 61-02540). The application is currently under review by the United States Patent Office.

Liposome Encapsulated NK-001 for the Treatment of Alzheimer’s and Other Neurodegenerative Diseases

We are developing a novel liposome based on transferring protein. Transferrin is a blood plasma protein for iron ion delivery. When a transferrin protein loaded with iron encounters a transferrin receptor on the surface of a cell, it binds to it and, as a consequence, is transported into the cell in a vesicle. By enclosing NK-001 in a transferrin-based liposome, the drug is able to cross the blood brain barrier. As described above, the blood-brain barrier is a metabolic or cellular structure in the central nervous system that restricts the passage of various chemical substances and microscopic objects (e.g. bacteria) between the bloodstream and the neural tissue, while still allowing the passage of substances essential to metabolic function (e.g. oxygen). In its neuroprotective role, the blood-brain barrier functions to hinder the delivery of many potentially important diagnostic and therapeutic agents to the brain. Therapeutic molecules and genes that might otherwise be effective in diagnosis and therapy do not cross the blood-brain barrier in adequate amounts. We anticipate that NK-002 will succeed in overcoming these limitations for the delivery of NK-001 in the treatment of Alzheimer’s disease.

Our management believes that there is currently no promising drug on the market for the treatment of Alzheimer’s disease. Although understanding of the disease in the medical community is not conclusive, over 1000 scientific articles on Alzheimer’s disease identify it as an autoimmune condition. To that effect, anti-inflammatory drugs have been tested in treating Alzheimer’s disease with promising results, although a significant lack of progress in the application of anti-inflammatory drugs in the treatment of the disease has been attributed to poor brain penetration due to the blood-brain barrier. NK-002 promises to overcome this obstacle.

NK-001 is currently used in the treatment of arthritis and psoriasis to block the actions of TNF-Alpha made by the body’s immune system. TNF-Alpha is a protein that triggers an array of pro-inflammatory effects. In patients with Alzheimer’s disease, NK-001 appears to have an effect that is sustained beyond six months of treatment. In fact, a small pilot study conducted by researchers at the University of California, Los Angeles, in 15 patients administering 25-50 milligrams of NK-001 significantly improved MMS (Mini-Mental Status Examination), ADAS-Cog (Alzheimers’s Disease Assessment Skill) and SIB (Severe Impairment Battery) results (See Tobinick, Gross, Weinberger, Cohen: “TNF-Alpha Modulation for Treatment of Alzheimer's Disease: A 6-Month Pilot Study” (MedGenMed 2006, 8(2):25)). These results show great promise, exceeding the exhibited short-lived effects of traditional cholinesterase treatment. However, NK-001 is noted for its poor blood-brain barrier penetration. In fact, naked protein drugs like NK-001 traverse the blood-brain barrier at a rate of approximately 0.001% to 9%. However, if appropriately encapsulated, protein drugs traverse the blood brain barrier at a rate of between 1% and 20%. According to a 2006 study, encapsulation increases the rate of drug uptake by 100% to 1000% (See Mishra, Mahor, Rawat, et al., “Targeted brain delivery of AZT via transferrin anchored pegylated albumin nanoparticles” (J Drug Target 2006; 14:45-53)).

On October 2, 2007 we entered into a Master Service Agreement with Northern Lipids Inc. (“Northern Lipids”) pursuant to which Northern Lipids developed certain liposomal encapsulation formulas for NK-002 on our behalf. The proprietary formulations were completed at a cost of approximately $36,000 and all intellectual property rights in the results and proceeds of the agreement were transferred to us. In April 2008, Globe began testing three different encapsulation preparations in rodent trials on our behalf. On January 31, 2008 we filled a United States Patent Application (No. 61-02540) for the therapeutic use of a liposome formulation for the delivery of drugs across the blood-brain barrier. Our United States Patent Application filed on April 18, 2008 (No. 61-046061) also pertains to certain aspects of NK-001, namely the delivery of TNF-Alpha targeting drugs (including NK-001and similar anti-inflammatory drugs) across the blood-brain barrier.

As with NK-001, in our research activities involving NK-002 we have employed the generic form of Etanercept as licensed to us and produced by Globe pursuant to our non-exclusive License Agreement dated June 17, 2008, and we intend to continue to rely on that product. We also employ our own proprietary encapsulation technology developed on our behalf by Northern Lipids in accordance with our Master Service Agreement.

Unlike NK-001, NK-002 falls under the category of a new drug and will require a complete range of successful pre-clinical and clinical trials before we can seek marketing approval.

Clinical Trial Phases

The following section describes the most common phases of clinical drug trials with reference to the clinical trial requirements that we anticipate will be required for each of our planned products.

Pre-Clinical Trials

Pre clinical trials involve in vitro (test tube) and in vivo (animal) experiments using wide-ranging doses of the study drug to obtain preliminary efficacy, toxicity and pharmacokinetic (how the body processes the drug) information. Such tests assist pharmaceutical companies in deciding whether a drug candidate possesses scientific merit for further development as an investigational new drug.

Of our current planned products, only NK-002 will require us to undertake pre-clinical trials. Subject to our ability to obtain adequate financing, we anticipate completing pre-clinical trials of NK-002 at a cost of approximately $500,000 over a period of 12 months. It is our goal to begin pre-clinical trials of NK-002 before the middle of 2010; however we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do. We do not anticipate requiring pre-clinical trials of NK-001 because equivalent trials of Etanercept, the drug underlying NK-001, have already been successfully completed by third parties.

Phase 0

Phase 0 is a recent designation for exploratory, first-in-human trials conducted in accordance with the FDA’s 2006 Guidance on Exploratory Investigational New Drug (IND)

Studies. Distinctive features of Phase 0 trials include the administration of single subtherapeutic doses (doses not intended to treat diseases) of the study drug to a small number of subjects (10-15) to gather preliminary data on the agent's pharmacokinetics (how the body processes the drug) and pharmacodynamics (how the drug works in the body).

Of our current planned products, only NK-002 will require us to undertake Phase 0 clinical trials. Subject to our ability to obtain adequate financing, we anticipate completing combined Phase 0 and Phase I clinical trials of NK-002 at a cost of approximately $1,100,000. We have not scheduled or completed trial protocols for these trials although we anticipate that they will require12 to 24 months to complete.

Phase I

Phase I trials are the first stage of drug testing in human subjects. Normally, a small group of healthy volunteers (20-50) will be selected. This phase includes trials designed to assess the safety, tolerability and effects of the drug in relation to the human body, including how it is absorbed, distributed, metabolized and eliminated by the body. These trials are often conducted in an inpatient clinic, where the subject can be observed by full-time staff. The subject who receives the drug is usually observed until several half-lives of the drug have passed. Phase I trials also normally include dose-ranging (or dose escalation) studies so that the appropriate dose for therapeutic use can be found. The tested range of doses will usually be a fraction of any dose that causes harm in animal testing.

Phase I trials most often include healthy volunteers; however, real patients are used in some circumstances, such as when patients have an end-stage disease and lack other treatment options. This exception to the rule most often occurs in oncology (cancer) and HIV drug trials. Volunteers are paid an inconvenience fee for the time they spend in the volunteer centre. Pay ranges from a small amount of money for a short period of residence to a larger amount of up to approximately $6,000 depending on the length of the volunteer’s participation in the trial.

Of our current planned products, we believe that only NK-002 will require us to undertake Phase I clinical trials. Subject to our ability to obtain adequate financing, we anticipate completing combined Phase 0 and Phase I clinical trials of NK-002 at a cost of approximately $1,100,000. We have not scheduled or completed trial protocols for these trials although we anticipate that they will require 12 to 24 months to complete. We do not anticipate requiring Phase I trials of NK-001 because equivalent trials of Etanercept, the drug underlying NK-001, have already been successfully completed by third parties.

Phase II

Once the initial safety of a study drug has been confirmed in Phase I trials, Phase II trials are performed on larger groups (20-300) and are designed to assess how well the drug works, as well as to continue Phase I safety assessments using a larger group of volunteers and patients. When the development process for a new drug fails, this usually occurs during Phase II trials when the drug is discovered not to work as planned or to have toxic effects.

Phase II studies are sometimes divided into Phase IIA and Phase IIB. Phase IIA is specifically designed to assess dosing requirements (how much of the drug should be given), while Phase IIB is specifically designed to study efficacy (how well the drug works at the prescribed dose(s)).

Some trials combine Phase I and Phase II, and test both efficacy and toxicity.

All of our planned products must undergo Phase II clinical trials. Completion of these trials is subject to our ability to obtain adequate financing,

We anticipate completing our Phase II trial of NK-001 at a cost of approximately $1,355,000 over a 12 month period. It is our goal to begin the trial in the winter of 2010; however, we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do. The trial protocol for our Phase II trial is complete and has received full regulatory approval.

We have not completed a prospective budget or timetable for completing Phase II trials of NK-002. Our ability to pursue Phase II trials of NK-002 is subject to our ability to obtain adequate financing and to successfully complete pre-clinical and Phase I trials on the drug.

Phase III

Phase III studies are randomized controlled multi-center trials on large patient groups (300-3,000 or more, depending upon the disease or medical condition studied), and are intended to definitively assess the effectiveness of the drug as compared to the current “gold standard” treatment. Because of their size and comparatively long duration, Phase III trials are the most expensive, time-consuming and difficult trials to design and run, especially in therapies for chronic medical conditions.

It is common practice that certain Phase III trials will continue while a regulatory submission is pending at the appropriate regulatory agency. This allows patients to continue to receive possibly lifesaving drugs until the drug can be obtained commercially. Other reasons for performing trials at this stage may include ”label expansion” (to show the drug is suitable for additional types of patients/diseases beyond the original use for which the drug was approved for marketing), obtaining additional safety data, or to support marketing claims for the drug. Studies in this phase are categorized by some companies as "Phase IIIB studies".

While not required in all cases, it is typically expected that at least two successful Phase III trials will be necessary to demonstrate a drug's safety and efficacy in order to obtain approval from appropriate regulatory agencies, such as the FDA (United States), the Therapeutic Goods Administration (Australia) or the European Medicines Agency (European Union), for example.

Once a drug has proved satisfactory after Phase III trials, the trial results are usually combined into a large document containing a comprehensive description of the methods and results of human and animal studies, manufacturing procedures, formulation details and shelf life. This collection of information makes up the regulatory submission that is provided for review to the appropriate regulatory authorities in different countries. They review each submission, and, it is hoped, give sponsors approval to market the particular drug.

Most drugs undergoing Phase III clinical trials can be marketed under FDA norms with proper recommendations and guidelines, but the drugs must be recalled immediately from the market if any adverse effects are reported. While most pharmaceutical companies refrain from this practice, it is not abnormal to see many drugs undergoing Phase III clinical trials in the market.

We anticipate that all of our current planned products will require us to undertake Phase III clinical trials; however, we lack sufficient information to estimate the costs or timeframe required to complete any Phase III clinical trials at this time. Our ability to pursue Phase III trials will be subject to our ability to obtain adequate financing and successfully complete earlier trials phases for the products in question.

Phase IV

A Phase IV trial is also known as a post-marketing surveillance trial. Phase IV trials involve safety surveillance (pharmacovigilance) and ongoing technical support of a drug after it receives permission to be sold. Phase IV studies may be required by regulatory authorities or may be undertaken by a sponsoring company for competitive (to find a new market for the drug) or other reasons (for example, the drug may not have been tested for interactions with other drugs, or on certain population groups such as pregnant women, who are unlikely to subject themselves to trials). The safety surveillance is designed to detect any rare or long-term adverse effects over a much larger patient population and longer time period than was possible during the Phase I through III clinical trials. Harmful effects discovered by Phase IV trials may result in a drug no longer being sold or being restricted to certain uses.

We are unable to accurately anticipate at this time whether our current planned products will require us to undertake Phase IV clinical trials. Similarly, we are unable to accurately anticipate at this time what the costs or timeframe to complete those trials might be. Our ability to pursue any Phase IV trials which may be required of us or which we may undertake voluntarily will be subject to our ability to adequately finance those trials and to successfully complete Phase III trials.

Development of Business

Since our inception on June 10, 2002 we have built a management team, developed our business plan, identified and secured necessary licenses for our first two anti-inflammatory products, raised capital, and retained experts in law, auditing and accounting. Landmarks in the development and organization of our business to date include the following events:

  On June 10, 2002 we appointed Dr. Hassan Salari as our President, Secretary and sole Director.

  On September 7, 2006 we appointed Julian Salari as our President, Secretary and sole Director. Dr. Hassan Salari concurrently resigned as our President and Secretary. His resignation did not result from any disagreement or dispute with or involving us.

  On November 24, 2006 we appointed Dr. Hassan Salari as the Chairman of our Board of Directors.

  On September 17, 2007 we appointed Dr. Ahmad Doroudian as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director. Julian Salari concurrently resigned as our President, Secretary and Director. His resignation did not result from any disagreement or dispute with or involving us.

  On September 17, 2007 we appointed Dr. Jonathan Willmer as our Chief Medical Officer and Director.

  On April 1, 2009 we appointed Penny Green as our Vice President of Corporate Finance and Secretary.

  On April 22, 2009 Dr. Jonathan Willmer resigned as our Chief Medical Officer and Director. His resignation did not result from any disagreement or dispute with or involving us.

  On June 16, 2009 we appointed Bruce Pridmore, Penny Green and Dr. Maziar Badii as our Directors.

  On June 19, 2009, Dr. Hassan Salari resigned as Chairman of our Board of Directors and as a Director. His resignation did not result from any disagreement or dispute with or involving us.

  On June 19, 2009 we appointed Dr. Kamran Shojania as our Director.

  From our inception on June 10, 2002 to March 15, 2010 we raised net cash of $251,063 through our financing activities.

Research and Development Progress

Landmarks in our product research and development activities to date include the following events:

  From June 2002 to May 2008 we developed the intellectual property underlying our two product candidates, NK-001 and NK-002. This development work involved surveying medical research and clinical developments to identify promising research and development opportunities and establishing frameworks for pre-clinical and clinical research. This work was carried out at various times on our behalf by Dr. Ahmad Doroudian, Dr. Hassan Salari and Dr. Jonathan Willmer in their capacity as our officers. The intellectual property rights underlying each candidate were assigned to us by these individuals effective January 30, 2008 for NK-001, and April 18, 2008 for NK-002.

  On October 2, 2007, we entered into a Master Service Agreement with Northern Lipids Inc. pursuant to which Northern Lipids developed certain proprietary liposomal encapsulation formulas for the encapsulation of NK-002 on our behalf.

  On January 31, 2008 we filled a United States Patent Application (No. 61-02540) for the therapeutic use of a liposome formulation for the delivery of drugs across the blood-brain barrier (NK-002).

  On March 1, 2008 we entered into Clinical Trial Services Master Agreement with Virtus Clinical Development (Pty) Limited (“Virtus”), whereby Virtus agreed to provide regulatory, clinical trial management and related services to us in respect of our planned Phase II clinical trials of NK-001.

  On March 22, 2008 Virtus submitted our proposed research protocol for NK-001 to the Medicines Control Council of the Department of Health (South Africa) on our behalf for review and approval. The research protocol is for Phase II clinical trials and is entitled “A Randomized, Placebo-Controlled Study to Assess the Effect of NK-001 in Protecting Against the Cognitive Side Effects of Coronary Artery Bypass Graft (CABG or Heart Bypass) Surgery”. This research protocol was subsequently approved by the Medicines Control Council and the central ethics board of South Africa.

  On April 18, 2008 we filed a United States Patent Application (No. 61-046061) for the use of TNF-Alpha targeting drugs (including NK-001 and similar anti-inflammatory drugs) in the treatment of post-heart bypass cognitive impairment.

  In April 2008 we began testing three different encapsulation preparations of NK-002 in rodent trials. This testing was carried out by scientists at Globe Laboratories Inc. on our behalf.

  On June 17, 2008 we entered into a non-exclusive License Agreement with Globe Laboratories Inc., a center for drug research and development, to use their developed know-how involving new techniques for the production of therapeutic proteins, including Etanercept, which forms the basis of NK-001 and NK-002. Julian Salari, our former President, former Secretary and former Director, is the President, founder and controlling shareholder of Globe. Under the terms of the License Agreement, we were obligated to remit CAD$500,000 to Globe, comprised of a non-refundable license fee of CAD$150,000 (including CAD$50,000 in respect of patent preparation and filing fees) and a one-time royalty payment of CAD$350,000. In June 2008, we settled our obligation to Globe by issuing Globe 2,000,000 shares of our common stock. The know-how licensed by Globe to us pursuant to the License Agreement was transferred through the communication of formulas and descriptions of the manufacturing process. Although we have and intend in the future to rely on Globe for manufacturing services in relation to the licensed know-how, the non-exclusive License Agreement does not obligate us to use Globe’s services in order to avail ourselves of the licensed rights, and we are permitted to sub-license the know-how if required. We have waived our rights pursuant to Article 4.2 of the License Agreement that required Globe to prepare and file certain patents on our behalf.

  In 2008 we established a relationship with Dr. Maziar Badii, our Director, who will advise us on the development of new product candidates for the treatment of acute and chronic back pain.

  On January 28, 2009 Virtus submitted amendments to our research protocol for NK-001 that were subsequently approved by the Medicines Control Council (Republic of South Africa) on May 12, 2009. We now have full authority to proceed with our Phase II clinical trial in its modified form.

Markets for our Planned Products

NK-001

We anticipate that our study of NK-001 in post-CABG patients will, if successful, generate a market for the drug as well as provide data that may lead to applying the drug in the treatment of other diseases such as Alzheimer’s disease. Heart bypass surgery has become a standard method of treatment and has become one of the most commonly performed “open heart” operations in the United States. An estimated 800,000 patients throughout the word undergo heart bypass surgery every year and about 650,000 of those patients are located in the United States (Selnes, Goldsbrough, Borowicz and McKhann: Neurobehavioural Sequelae of Cardiopulmonary Bypass (The Lancet, Vol . 353, May 8, 1999)).

Heart byass surgery is recommended for selected groups of patients with significant narrowing and blockage of the heart arteries. We envision that NK-001 will be used at the time of surgery to prevent cognitive impairment from occurring. We will test our hypothesis as part of our planned Phase II clinical trial of NK-001, in which trial participants will receive NK-001 (or a placebo) before undergoing CABG surgery. There is currently no effective therapy for post-CABG cognitive impairment, so if we are successful, we anticipate that all heart bypass patients will be prescribed NK-001. Accordingly, based on the annual number of worldwide heart bypass surgery patients and an estimated average treatment cost of approximately USD$1,000 per patient, we anticipate that the potential annual worldwide market for NK-001 will be approximately USD$800 million and USD$650 million in the United States alone.

NK-002

According to the United States Alzheimer’s Association, approximately 5.3 million Americans suffered from Alzheimer's disease in 2009. According to Alzheimer’s Disease International, there are an estimated 30 million people with dementia worldwide. By 2050, it is projected that this figure will have increased to over 100 million, with much of the increase occurring in developing countries. Already more than 60% of people with dementia live in developing countries, but by 2040 this is estimated to rise to 71%. The fastest growth in the elderly population is taking place in China, India and their south Asian and western Pacific neighbors. Alzheimer's disease accounts for more than 50% of cases of dementia in Caucasian populations, but this may not apply to other national or ethnic groups, as more research is needed in this area. According to a 2005 study by Toronto, Canada-based Research and Markets, the total market for Alzheimer’s treatments in the seven major world markets (the United States, Germany, the United Kingdom, France, Italy, Spain and Japan) was estimated at USD$6.1 billion for 2005 and is anticipated to increase to USD$7.8 billion by the year 2010. The same study also noted that the share of then-approved drugs specifically for Alzheimer’s disease was expected to be USD$3.1 billion in the year 2005 and USD$4.1 billion by the year 2010, provided all of the drugs remain on the market. We cannot yet anticipate what share of the market of Alzheimer’s medication NK-002 is likely to assume if it is proven safe and effective.

Research and Development

From our inception on June 10, 2002 to January 30, 2010 we spent $224,674 on research and development activities. We anticipate that we will incur approximately USD$1.4 million in research and development expenses over the next 12 months, however this may change if we are unsuccessful in obtaining sufficient additional financing.

Intellectual Property

We own the common law trademark rights in our corporate name and logo. We have not registered any of our trademark rights for protection. We also own 100% of all right and title in and to the following patents:

  United States Patent Application No. 61-02540 (filed on January 31, 2008) for the therapeutic use of a liposome formulation for the delivery of drugs across the blood-brain barrier (NK-002).

  United States Patent Application No. 61-046061 (filed on April 18, 2008) for the use of TNF- Alpha targeting drugs (including NK-001and similar anti-inflammatory drugs) in the treatment of post CABG cognitive impairment.

We also own certain know-how and proprietary technology related to the production of certain liposomal encapsulation formulae forming part of NK-002. This know-how and technology was developed on our behalf by Northern Lipids Inc. at a cost of approximately $36,000 pursuant to a Master Service Agreement dated October 2, 2007.

Finally, we own a perpetual, non-exclusive license to use the know-how and trade secrets of Globe Laboratories Inc. to produce certain therapeutic proteins. These therapeutic proteins include the generic drug Etanercept, which is the basis for our products NK-001 and NK-002. We acquired the license pursuant to our non-exclusive License Agreement with Globe, which is a company founded and controlled by Julian Salari, our former President, former Secretary and former Director. Under the terms of the License Agreement, we were obligated to pay Globe $500,000 in consideration for the license. The payment was to be comprised of a non-refundable license fee of $150,000 and a one-time royalty payment of $350,000. In June 2008 we settled our obligation to Globe by issuing Globe 2,000,000 shares of our common stock. We have also waived our rights pursuant to Article 4.2 of the License Agreement that required Globe to prepare and file certain patents on our behalf.

Globe has the right to revoke the license in the event that we become insolvent, make an assignment for the benefit of our creditors, or are the subject of bankruptcy proceedings. Although we are not dependent on our license from Globe to develop any of our products, we believe that the license affords us a competitive advantage by giving us access to an affordable and high quality supply of generic drugs, including Etanercept, that are necessary for our research. However, if we were to lose our license from Globe, we do not anticipate that we would face any difficulties accessing alternate suppliers of generic drugs required for our research. The know-how licensed to us pursuant to the License Agreement was transferred us to by communicating formulas and descriptions of the manufacturing process. Although we have and intend in the future to rely on Globe for manufacturing services in relation to the licensed know-how, the non-exclusive License Agreement does not obligate us to use Globe’s services in order to avail ourselves of the licensed rights, and we are permitted to sub-license the know-how if required.

Manufacturing

We have limited experience in, and do not own facilities for, manufacturing any products or product candidates. We utilize contract manufacturers to produce clinical supplies of any components of our products that are not commercially available such as our proprietary encapsulation technology forming part of NK-002, which was developed on our behalf and manufactured by Northern Lipids Inc. at a cost of approximately $36,000 pursuant to our Master Service Agreement. Although we intend to continue to rely on contract manufacturers to produce certain of our products for both clinical and commercial supplies, we will oversee the production of those products and do not anticipate relying on any particular contract manufacturer.

If we obtain FDA approval or approval outside the United States for our product candidates, we plan to rely on contract manufacturers to produce sufficient quantities for large-scale commercialization. These contract manufacturers will be subject to extensive government regulation. Regulatory authorities in the markets that we intend to serve require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices as set by the FDA. In this regard, we plan to engage only contract manufacturers who have the capability to manufacture drug products in compliance with current Good Manufacturing Practices in bulk quantities for commercialization. We also intend to safeguard our intellectual property when working with contract manufacturers by working only with manufacturers who in our estimation have a strong track record of safeguarding confidential information and who are willing to enter into agreements with us that impose upon them strict intellectual property protection measures.

Sales, Marketing and Distribution

We currently have no sales or distribution capabilities and limited marketing capabilities. In order to commercialize our products, we must develop sales, marketing and distribution capabilities or make arrangements with other parties to perform these services for us.

If NK-001 or any of our other products receives marketing approval from the FDA, we currently plan to build our own U.S. sales force to market our products directly to surgical and post-surgical centers and physicians in the United States who specialize in CABG surgery. We believe that we can best serve this market with a focused, specialty sales force. We also plan to conduct a variety of promotional and educational programs aimed at establishing awareness of NK-001 in the physician community as an approved treatment for post-heart bypass neurocognitive impairment. These programs will focus on differentiating NK-001 from other competing products and re planned to include sales representative promotion, publications in medical journals, continuing medical education, symposia, regional speaker programs and medical conference exhibits.

Outside of the United States, and subject to obtaining marketing approval in the applicable countries, we intend to engage sales, marketing and distribution partners in Europe, Asia and Latin America.

To the extent that we expand NK-001 for indications beyond post-CABG neurocognitive impairment, such as painful diabetic neuropathy (“PDN”), we may expand our sales force or establish partner relationships with larger pharmaceutical companies that have well-established sales forces in place to effectively carry our products to a broader physician market both in the United States and abroad.

Competition

If any of our products receive marketing approval, they may compete against, and may be used in combination with, well-established products currently used both on and off-label in the treatment of their respective indications. By the time we are able to commercialize a product candidate, the competition and potential competition may be greater and more direct. There are many other companies working to develop new drugs and other therapies to treat disease mediated by acute or chronic inflammation, including Alzheimer’s disease and discogenic back pain. Many of the compounds in development by such companies are already marketed for other indications. Other companies are focusing on new compounds, most of which are in pre-clinical or early phases of development.

We expect to compete with others on, among other things, the safety and efficacy of our products. Competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel; to identify, secure the rights to and develop pharmaceutical products and compounds; and to exploit these products and compounds commercially before others are able to develop competing products. In addition, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of generic products making branded products less attractive to buyers from a cost perspective.

Patents and Proprietary Rights

Our success will depend in part on our ability to protect our products and product candidates by obtaining and maintaining a strong proprietary position both in the United States and in other countries. To develop and maintain our proprietary position, we will rely on patent protection, regulatory protection, trade secrets, know-how, continuing technological innovations and licensing opportunities.

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the products or product candidates we acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or challenged and found to be unenforceable or invalid. In limited instances, patent applications in the United States and certain other jurisdictions are maintained in secrecy until a patent is issued, and since the publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or in opposition proceedings in a foreign patent office, any of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that a court of competent jurisdiction would hold any patents, if issued, valid. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. To the extent prudent, we intend to bring litigation against third parties that we believe are infringing our patents.

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our trade secrets. However, we believe that the substantial costs and resources required to develop technological innovations will help us protect our products.

It is our policy to require our employees, consultants, contractors, or scientific and other advisors, to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements provide that all inventions related to our business that are conceived by the individual during the course of our relationship shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Employees and Consultants

As of May 26, 2010, we did not have any full-time or part-time employees. We currently engage independent contractors in the areas of accounting, legal and auditing services. We plan to engage independent contractors in the areas of clinical trial data management. Dr. Ahmad Doroudian, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director, provides his services to us without remuneration on a non-exclusive basis. There is no agreement between us and Dr. Doroudian regarding his services. Penny Green, our Vice President of Corporate Finance, Secretary and Director, provides her services to us as a remunerated consultant on a non-exclusive basis. Dr. Maziar Badii and Dr. Kamran Shojania, our Directors, provide their services to us as remunerated consultants. There is presently no agreement between us and Bruce Pridmore, our Director, regarding his non-exclusive services to us. The remuneration paid to our officers and directors is more completely described elsewhere in this Prospectus in the “Executive Compensation” section.

Government Regulations

In this section and throughout this Prospectus the term the term “FDA” means the United States Food and Drug Administration.

Our current and future operations and research and development activities are or will be subject to various laws and regulations in the countries in which we conduct or plan to conduct our business, including but not limited to the United States, Canada and South Africa. These laws and regulations govern the research, development, sale and marketing of pharmaceuticals, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the pharmaceutical industry. We may require permits, registrations or other authorizations to maintain our operations and to carry out our future research and development activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

Governmental authorities have the power to enforce compliance with lease conditions, regulatory requirements and the provisions of required permits, registrations or other authorizations, and violators may be subject to civil and criminal penalties including fines, injunctions, or both. The failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties, and third parties may have the right to sue to enforce compliance.

We expect to be able to comply with all applicable laws and regulations and do not believe that such compliance will have a material adverse effect on our competitive position. We have obtained and intend to obtain all permits, licenses and approvals required by all applicable regulatory agencies to maintain our current operations and to carry out our future research and development activities. We are not aware of any material violations of permits, licenses or approvals issued with respect to our operations, and we believe that we will continue to comply with all applicable laws and regulations.

Pharmaceutical Regulatory Regimes

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals. All of our product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, our products candidates are subject to rigorous pre-clinical testing and clinical trials and other premarketing approval requirements of the FDA and regulatory authorities in other countries. Various federal, state and foreign statutes and regulations govern or affect the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. When and if we obtain regulatory approval for any of our product candidates, the approval may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed, promoted and advertised. Further, approved pharmaceuticals and manufacturers are subject to ongoing review and previously unknown problems may be discovered that may result in restrictions on the manufacture, sale or use of approved pharmaceuticals or their withdrawal from the market.

Pre-Clinical Studies

Before testing any compounds with potential therapeutic value in human subjects in the United States, stringent governmental requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Pre-clinical testing results obtained from these studies, including tests in several animal species, are submitted to the FDA as part of an Investigational New Drug Application (and “IND Application”) and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for initial trials in human volunteers.

Clinical Trials

If a company wants to conduct clinical trials in the United States to test a new drug in humans, an IND Application must be prepared and submitted to the FDA. The IND Application becomes effective if not rejected or put on clinical hold by the FDA within 30 days of filing the application. In addition, an Institutional Review Board must review and approve the trial protocol and monitor the trial on an ongoing basis. The FDA may, at any time during the 30-day review period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials may commence or recommence without FDA authorization, and then only under terms authorized by the FDA. The IND Application process can result in substantial delay and expense.

Clinical Trial Phases

Clinical trials typically are conducted in three sequential phases, Phases I, II and II, with Phase IV trials potentially conducted after marketing approval is obtained. These phases may be compressed, may overlap or may be omitted in some circumstances.

  Phase I clinical trials: After an IND Application becomes effective, Phase I human clinical trials can begin. These trials evaluate a drug’s safety profile and the range of safe dosages that can be administered to healthy volunteers or patients, including the maximum tolerated dose that can be given to a trial subject. Phase I trials also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action.

  Phase II clinical trials: Phase II clinical trials are generally designed to establish the optimal dose, to evaluate the potential effectiveness of the drug in patients who have the target disease or condition and to further ascertain the safety of the drug at the dosage given in a larger patient population.

  Phase III clinical trials: In Phase III clinical trials, the drug is usually tested in a controlled, randomized trial comparing the investigational new drug to a control (which may be an approved form of therapy) in an expanded and well-defined patient population and at multiple clinical sites. The goal of these trials is to obtain definitive statistical evidence of safety and effectiveness of the IND regime as compared to control in defined patient populations with a given disease and stage of illness.

New Drug Application

After completion of clinical trials, if there is substantial evidence that the drug is both safe and effective, a New Drug Application is prepared and submitted for the FDA to review. The New Drug Application must contain all of the essential information on the drug gathered to that date, including data from pre-clinical studies and clinical trials, and the content and format of a New Drug Application must conform with all FDA regulations and guidelines. Accordingly, the preparation and submission of a New Drug Application is an expensive and major undertaking for a sponsor.

The FDA reviews all New Drug Applications submitted before it accepts them for filing and may request additional information from the sponsor rather than accepting a New Drug Application for filing. In such an event, the New Drug Application must be submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the New Drug Application. By law, the FDA has 180 days in which to review the New Drug Application and respond to the applicant. The review process is often significantly extended by the FDA through requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved and the scope of any approval. The FDA is not bound by the recommendation, but gives great weight to it. If the FDA evaluations of both the New Drug Application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA’s evaluation of the New Drug Application submission or manufacturing facility is not favorable, the FDA may refuse to approve the New Drug Application or issue a not approvable letter.

Fast Track Designation and Priority Review

The FDA’s fast track program is intended to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for their condition. Under the fast track program, the sponsor of a new drug may request the FDA to designate the drug for a specific indication as a fast track product at any time during the clinical development of the product. The FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

For a product candidate where fast track designation is obtained, the FDA may initiate review of sections of a New Drug Application before the application is complete. This rolling review is available if the applicant provides a schedule for the submission of the remaining information and pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing a New Drug Application, does not begin until the complete application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

In some cases, the FDA may designate a product for priority review. A product is eligible for priority review, or review within a targeted six-month time frame from the time a New Drug Application is accepted for filing, if the product provides a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast-track designated product generally meets the FDA’s criteria for priority review. We cannot guarantee that any of our products will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures.

When appropriate, we intend to seek fast track designations for our products. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval on any of our potential products. Importantly, fast track designation does not result in the elimination or waiver of any pre-clinical or clinical trial requirements.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a New Drug Application. If the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for up to seven years after receiving FDA approval.

When appropriate, we intend to seek orphan status for certain indications that may be treated with our products. We cannot predict the ultimate impact, if any, of orphan status on the timing or likelihood of FDA approval on any of our potential products. Importantly, if a company obtains orphan drug designation for a drug and indication equivalent to one of our products (i.e. the same underlying drug applied to the same indication), our product may not be approved for the same indication for up to seven subsequent years.

The Hatch-Waxman Act

Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs may benefit from a statutory period of non-patent marketing exclusivity in the United States. The Hatch-Waxman Act provides five years of marketing exclusivity to the first applicant to gain approval of a New Drug Application under Section 505(b) of the Food, Drug and Cosmetic Act for a new chemical entity. A drug qualifies as a new chemical entity if the FDA has not previously approved any other drug containing the same active ingredient. The Hatch-Waxman Act provides data exclusivity by prohibiting abbreviated New Drug Applications, and the submission of section 505(b)(2) applications, which are marketing applications where the applicant does not own or have a legal right of reference to all the data required for approval, by another company for another version of such drug during the exclusive period. Protection under the Hatch-Waxman Act will not prevent the filing or approval of a full New Drug Application for the same active ingredient, although the applicant would be required to conduct its own adequate and well-controlled clinical trials to demonstrate safety and effectiveness.

Other Regulatory Requirements

Any products we manufacture or distribute under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with current Good Manufacturing Practices, or cGMP, regulations which impose procedural and documentation requirements upon us and each third-party manufacturer we utilize.

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers from communicating on the subject of off-label use.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of NK-001 or our future product candidates, or such approval of new indications for our future products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad.

European Union

Clinical Trials

In common with the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls. The regulatory controls on clinical research in the European Union are now largely harmonized following the implementation of the Clinical Trials Directive 2001/20/EC, or CTD. Compliance with the national implementations of the CTD has been mandatory since May 1, 2004. However, variations in member state regimes continue to exist, particularly in the small number of member states that have yet to implement the CTD fully.

All member states currently require regulatory and independent ethics committee approval of interventional clinical trials. European regulators and ethics committees also require the submission of adverse event reports during a study and a copy of the final study report.

Marketing Authorization

In the European Union, approval of new medicinal products can be obtained through the mutual recognition procedure or the centralized procedure. The mutual recognition procedure entails initial assessment by the national authorities of a single member state and subsequent review by national authorities in other member states based on the initial assessment. The centralized procedure requires the submission of a single Marketing Authorization Application (a “MAA”) to the European Medicines Agency (the “EMEA”) leading to an approval that is valid in all European Union member states. It is required for certain medicinal products, such as biotechnology products and certain new chemical entities, and is optional, or available at the EMEA’s discretion, for other new chemical entities or innovative medicinal products with novel characteristics.

Under the centralized procedure, a MAA is submitted to the EMEA. Two European Union member states are appointed to conduct an initial evaluation of each MAA. These countries each prepare an assessment report, which are then used as the basis of a scientific opinion of the Committee for Medicinal Products for Human Use. If this opinion is favorable, it is sent to the European Commission which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization, which is valid throughout the European Union and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state.

The European Union expanded its membership by ten states in May 2004. Two more countries joined on January 1, 2007. Several other European countries outside of the European Union, particularly those intending to accede to the European Union, accept European Union review and approval as a basis for their own national approval.

Advertising

In the European Union, the promotion of prescription medicines is subject to intense regulation and control, including a prohibition on direct-to-consumer advertising. Some jurisdictions require that all promotional materials for prescription medicines be subjected to either prior internal or regulatory review and approval.

Data Exclusivity

For an MAA filed after October 30, 2005, European Union regulators offer eight years of data exclusivity during which generic drug manufacturers cannot file abridged applications. This is followed by two years of market exclusivity during which generic MMAs may be reviewed and approved but during which generic drug manufacturers cannot launch products. The manner in which these new exclusivity provisions will be applied in practice remains far from clear and there can be no assurance that NK-001 or our other current or future product candidates will qualify for such exclusivity.

Other Regulatory Requirements

If a marketing authorization is granted for our products in the European Union, the holder of the marketing authorization will be subject to ongoing regulatory obligations. A holder of a marketing authorization for our products is legally obliged to fulfill a number of obligations by virtue of its status as a Marketing Authorization Holder (a “MAH”). While the associated legal responsibility and liability cannot be delegated, the MAH can delegate the performance of related tasks to third parties, provided that this delegation is appropriately documented. A MAH can therefore either ensure that it has adequate resources, policies and procedures to fulfill its responsibilities, or can delegate the performance of some or all of its obligations to others, such as distributors or marketing partners.

The obligations of a MAH include:

  Manufacturing and Batch Release: Marketing Authorization Holders should guarantee that all manufacturing operations comply with relevant laws and regulations, applicable good manufacturing practices, the product specifications and manufacturing conditions set out in the marketing authorization and that each batch of product is subject to appropriate release formalities.

  Pharmacovigilance: Marketing Authorization Holders are obliged to monitor the safety of products post-approval and to submit to the regulators safety reports on an expedited and periodic basis. There is an obligation to notify regulators of any other information that may affect the risk benefit ratio for the product.

  Advertising and Promotion: Marketing Authorization Holders remain responsible for all advertising and promotion of their products in the relevant jurisdiction, including promotional activities by other companies or individuals on their behalf. Some jurisdictions require that a MAH subject all promotional materials to either prior internal or regulatory review and approval.

  Medical Affairs/Scientific Service: Marketing Authorization Holders are required to have a function responsible for disseminating scientific and medical information on their medicinal products, predominantly to healthcare professionals, but also to regulators and patients.

  Legal Representation and Distributor Issues: Marketing Authorization Holders are responsible for regulatory actions or inactions of their distributors and agents, including the failure of distributors to provide a MAH with safety data within a timeframe that allows the MAH to fulfill its reporting obligations.

  Preparation, Filing and Maintenance of the Application and Subsequent Marketing Authorization: Marketing Authorization Holders have general obligations to maintain appropriate records, to comply with the marketing authorization’s terms and conditions, to submit renewal applications and to pay all appropriate fees to the authorities. There are also general reporting obligations, such as an obligation to inform regulators of any information that may lead to the modification of the marketing authorization dossier or product labeling, and of any action to suspend, revoke or withdraw an approval or to prohibit or suspend the marketing of a product.

We may hold marketing authorizations for our products in our own name, or appoint an affiliate or a collaboration partner to hold the marketing authorization on our behalf. Any failure by a Marketing Authorization Holder to comply with these obligations may result in regulatory action against the MAH and its approvals and ultimately threaten our ability to commercialize our products.

Approvals Outside of the United States and the European Union

We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products. Whether or not FDA approval or European marketing authorization has been obtained, approval of a product by the comparable regulatory authorities of other foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval or a European marketing authorization. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

Third-Party Reimbursement and Pricing Controls

General

In the United States and elsewhere, patients’ access to pharmaceutical products depends in significant part on the coverage and reimbursement of a product or service by third-party payors, such as government programs, private insurance plans and employers. Third-party payors increasingly are challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicare, Medicaid and private payors. We may be unable to achieve reimbursement from some payors because they may not consider our products to be “reasonable and necessary” or cost-effective. Furthermore, it is possible that even if payors are willing to reimburse patients for our products, the reimbursement levels may not be sufficient to allow us to sell our products on a competitive and profitable basis.

In many foreign markets, including the countries in the European Union, the pricing of pharmaceutical products is subject to direct governmental control and to drug reimbursement programs with varying price control mechanisms. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and the control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state: some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed, and other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.

In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement means by which the government can negotiate lower drug prices for Medicare and Medicaid beneficiaries. While we cannot predict whether such legislative bills will become law, their enactment could have a material adverse effect on our business, financial condition and results of operations.

Medicare

In the following section, all references to “CMS” refer to the Centers for Medicare and Medicaid Services.

We expect that in the United States a majority of the patients who are treated with our products will be Medicare beneficiaries. The CMS is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid. Two aspects of Medicare reimbursement will be relevant to our products: the availability of reimbursement for physician services for administration of our products and the availability of reimbursement for our products themselves.

The CMS has asserted the authority of Medicare not to cover particular products or services if it determines that they are not “reasonable and necessary” for Medicare beneficiaries. The CMS may create a national coverage determination (a “NCD”) for a product, which establishes on a nationwide basis the indications that will be covered and the frequency limits for administration of the product. However, for most new drugs that are eligible for payment, the CMS does not create a NCD. We do not know whether we will seek or obtain a NCD for any of our current or potential products or whether any NCD we obtain will contain favorable coverage terms. As mentioned above, if Medicare coverage for our products is available, the CMS may decide to provide reimbursement through one of two avenues: Part B coverage for physician-administered drugs, or Part D coverage for outpatient prescription drugs. Under Part B coverage, Medicare reimburses purchasers of drugs that meet three statutory requirements:

  the product is reasonable and necessary;

  the product is not usually self-administered and as such is incidental to a physician’s service in the office setting; and

  the administering physician bills Medicare directly for the product.

Currently, topical products are considered “usually self-administered”; therefore, coverage under Part B would require a specific determination that any of our products differ from most topical products and should therefore be covered under Part B. There can be no guarantee that we will obtain such a determination. For the reasons discussed below, the failure to obtain such a determination could materially and adversely affect our ability to generate revenue.

If there is not a national coverage decision, the local Medicare contractors that are responsible for administering the Part B program on a regional basis may have the discretion to decline coverage and reimbursement for a drug or to issue a local coverage decision (a “LCD”). These policies can include both coverage criteria for the drug and frequency limits for the administration of the drug. The local contractors in different areas of the country may determine that our products should be treated like most topical patches and may deny coverage under Part B or, even if they allow coverage, may establish varying coverage criteria and frequency limits for any product. Furthermore, obtaining LCDs in the various regions can be a time-consuming and expensive process.

Medicare payment for physician services related to the administration of any of our products, if any, will most likely be determined according to a prospectively set payment rate, determined by a procedure code established by the American Medical Association. These codes, called Current Procedural Terminology (“CPT”) codes, describe the procedure performed and can be specific or more general in nature. We believe that although there are existing CPT codes that could be used, a specific code for the administration of each of our products would be preferable. We plan to apply for a specific CPT code. If, at launch, a specific CPT code is not available, local Medicare contractors will advise which existing CPT code should be used for services related to the administration of our products.

The CMS has been considering changes to Medicare reimbursement that could result in lower payments for physician-administered drugs, and Congress may also consider legislation that would mandate lower reimbursement levels. A reduction in reimbursement levels could materially and adversely affect our revenue.

The CMS may determine that any of our products do not qualify for Part B coverage and should instead be covered under the Part D outpatient prescription drug benefit. Because, unlike Part B, Part D coverage reimburses patients only for the drug itself and does not provide reimbursement for the physician’s administration services (though a physician can bill for service under Part B and it is possible that the CMS will provide such coverage for the administration of any of our products, even if the product in question is covered under Part D), physicians may not consider our products as attractive a treatment option if they are reimbursed under Part D instead of Part B. In addition, under Part D, there are multiple types of plans and numerous plan sponsors, each with its own formulary and product access requirements. While the CMS evaluates Part D plans’ proposed formularies for potentially discriminatory practices, the plans have considerable discretion in establishing formularies, establishing tiered co-pay structures and placing prior authorization and other restrictions on the use of specific products. Moreover, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. Revenue for our products will be substantially affected by their respective formulary status on Part D plans and the rebates that Part D plan sponsors are able to negotiate.

Medicaid

Most State Medicaid programs have established preferred drug lists, and the process, criteria and timeframe for obtaining placement on the preferred drug list vary from state to state. A federal law establishes minimum rebates that a manufacturer must pay for Medicaid utilization of a product, and many states have established supplemental rebate programs as a condition for including a drug product on a preferred drug list. Submitting a preferred drug list application to each state will be a time-consuming and expensive process, and it is not clear how many or which state programs will accept the applications. Review times for these applications can vary from weeks to 14 months or more.

Private Insurance Reimbursement

Commercial insurers usually offer two types of benefits: medical benefits and pharmacy benefits. In most private insurance plans, physician-administered drugs are provided under the medical benefit. If private insurers decide to cover any of our products, they will reimburse for the drug(s) and its administration in a variety of ways, depending on the insurance plan’s revenue targets, employer and benefit manager input and the contract negotiated with their physicians. Like Medicare and Medicaid, commercial insurers have the authority to place coverage and utilization limits on physician-administered drugs. Many private insurers tend to adopt reimbursement methodologies for a product similar to those adopted by Medicare. Revenue for our products may be materially and adversely affected if private payors make unfavorable reimbursement decisions or delay making favorable reimbursement decisions.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to Our Business and Industry

There is substantial doubt as to whether we will continue operations. If we discontinue operations, you could lose your investment.

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2010 we had not earned any revenues and had an accumulated deficit of $896,473. We anticipate that we will incur increased expenses without realizing sufficient revenues (if any) to offset those expenses, and we therefore expect to incur significant losses for the foreseeable future. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our auditor has indicated in our financial statements that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

If we are unable to obtain additional financing from outside sources and eventually generate enough revenues, we may be forced to sell a portion or all of our assets, or curtail or discontinue our operations. If any of these happens, you could lose all or part of your investment. Our financial statements do not include any adjustments to our recorded assets or liabilities that might be necessary if we become unable to continue as a going concern.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease our operations.

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. Our net loss was $120,134 for the year ended January 31, 2010, $653,761 for the year ended January 31, 2009 and $896,473 from our inception on June 10, 2002 to January 31, 2010. We expect to incur substantial and increasing losses for the foreseeable future as we develop, seek regulatory approval for and commercialize our product candidates and pursue our other research and development activities. If our flagship product NK-001 is not successful in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize NK-001 or any of our other product candidates. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Our business is to research and develop new applications of existing therapeutic drugs and enhancements to those drugs, and if we are unable to market our new applications and enhancements we may never generate revenues.

We have concentrated our efforts on developing new, proprietary substances, methods and processes intended to enhance the therapeutic effects of existing anti-inflammatory drugs in the treatment of diseases mediated by acute and chronic inflammatory conditions. The existing drugs that form the basis of our efforts to develop our new substances, methods and processes are relatively new, and any scientific evidence that may exist to support the feasibility of our goals is not conclusive. If we are not successful in developing and marketing any new applications or enhancements for these existing drugs we may never generate revenues and our business may fail.

We will require substantial additional funds to complete our research and development activities, and if such funds are not available we may need to significantly curtail or cease our operations.

We will require substantial funds to research, develop, test and protect our product candidates, and to manufacture and market any such candidates that may be approved for commercial sale. Based on our current cash levels, we do not have sufficient cash to meet our planned day-to-day operating needs through March 2010, including our planned research and development activities. We raised approximately $17,840 (CDN$20,421) through a private placement in July 2009. Based on our planned research and development activities, we anticipate that we will require additional funds of approximately $2,513,400 to meet our planned day-to-day operating needs for the next 12 months. If we do not raise sufficient funds, our plan of operation will be delayed until such time as we raise sufficient funds, provided we are able to do so. Further, the cost of carrying out our operating activities and research and development activities is not fixed, and our cash levels may at any time prove to be insufficient to finance them. Our financing needs may change substantially because a number of factors which are difficult to predict or which may be outside of our control. These include increased competition, the costs of licensing existing drugs and protecting rights to our proprietary technology, the resources required to complete pre-clinical and clinical studies, and the length and results of the regulatory approval process.

We may not succeed in raising the additional funds that we require because such funds may not be available to us on acceptable terms, if at all. We intend to seek additional funding through strategic alliances or through public or private sales of our equity securities, and we may also obtain equipment leases and pursue opportunities to obtain debt financing in the future. If we are unable to obtain sufficient funding on a timely basis, we may be forced to significantly curtail or cease our operations.

Our inability to complete our research and development projects in a timely manner could have a material adverse effect of our results of operations, financial condition and cash flows.

If our research and development projects are not completed in a timely fashion (by the end of July 2010) the Company could experience:

  substantial additional cost for re-application to obtain clinical trial approvals;

  additional competition as other groups may enter the area of use of anti-inflammatory application to treat neurocognitive impairment;

  up to six months delay in obtaining approvals; and

  delay in obtaining future inflow of cash from financing or partnership activities,

any of which could have a material adverse effect of our results of operations, financial condition and cash flows.

Any products that we may develop will be required to undergo a time-consuming, costly and burdensome pre-market approval process, and if we are unable to obtain regulatory approval for our products we may never become profitable.

Any products that we may develop will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. In the United States, for example, the prospective therapeutic products that we intend to develop and market are regulated by the FDA under its new drug development and review process. Before such therapeutic products can be marketed, we must obtain clearance from the FDA by submitting an investigational new drug application, then by successfully completing human testing under three phases of clinical trials, and finally by submitting a new drug application.

Our development stage product NK-001 is a re-profiled product based on Etanercept, a drug that has been approved by the FDA and by the Medicines Control Council of the Department of Health (South Africa), where we intend to conduct our clinical trials, As such, we do not need to receive investigational new drug approval (or the South African equivalent) before proceeding with our development of NK-001. We intend to conduct clinical trials of NK-001 in South Africa and, if our trials are successful, we plan to initiate a new drug application process with the FDA. To date, we have received approval for our proposed Phase II clinical trial protocol for NK-001 from the Medicines Control Council and from the South African Central Ethics Board. Unlike NK-001, NK-002 is properly classified as a new drug and will first require investigational new drug approval (or the equivalent) in the jurisdiction where we decide to conduct clinical trials. Investigational new drug applications must be supported by extensive pre-clinical research and, if obtained, must be followed by not less than three successful phases of clinical trials before a new drug application can be submitted. We have not established any timelines for filing any FDA applications for either of our products, and we do not anticipate doing so until we have completed the relevant research and development.

The time required to obtain approvals for our prospective therapeutic products from the FDA and other agencies in foreign locales with similar processes is unpredictable. We expect to be able to accelerate the approval process and to increase the chances of approval by using existing and approved drugs as the basis for our own technology. However, we cannot guarantee that our expectations will be realized, and there is no assurance that we will ever receive regulatory approval to use our proprietary substances, methods and processes. If we do not obtain such regulatory approval, we may never become profitable.

We may not commence clinical testing for any of our prospective therapeutic products and the commercial value of any clinical study that we may conduct will depend significantly upon our choice of indication and our patient population selection. If we are unable to commence clinical testing or if we make a poor choice in terms of clinical strategy, we may never achieve revenues.

In order to commence clinical testing we must successfully complete and obtain positive scientific results from pre-clinical studies and, in the case of an existing drug that we are re-profiling for a new indication, adopt existing pre-clinical or early stage clinical studies to our own research. If we successfully complete any clinical study of our own, the commercial value of any such study will significantly depend upon our choice of indication and our patient population selection for that indication.

We plan to employ existing drugs for new indications, and these drugs may have the ability to treat different kinds of indications. As a result, we may incorrectly assess the market opportunities of an indication or may incorrectly estimate or fail to fully appreciate the scientific and technological difficulties associated with treating an indication. In addition, the quality and robustness of the results and data of any clinical study that we may conduct will depend upon our selection of a patient population for clinical testing, and if we select a patient population that is not representative of our intended target market, or rely on pre-existing clinical results and data that do not reflect our intended target market or selected patient population, we may be forced to complete supplemental pre-clinical and/or clinical testing of our product candidates or terminate our research and development activities related to those candidates. The utility of any clinical results and data produced by third parties that we may apply to our own research will also depend upon the similarity between the patient population studied to obtain those results and data and the patient population that we select for our own clinical testing. Our inability to commence clinical testing or our choice of clinical strategy could therefore compromise our business prospects and prevent us from achieving revenues.

Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could force us to abandon our business plan.

Before obtaining regulatory approval for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that each product is both safe and effective for use in each target indication. Clinical trial results are inherently difficult to predict, and the results we have obtained or may obtain from third-party trials or from our own trials may not be indicative of results from future trials. We may also suffer significant setbacks in advanced clinical trials even after obtaining promising results in earlier studies.

Although we intend to modify any of our protocols in ongoing studies to address any setbacks, there can be no assurance that these modifications will be adequate or that these or other factors will not have a negative effect on the results of our clinical trials. This could significantly disrupt our efforts to obtain regulatory approvals and commercialize our product candidates. Furthermore, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable safety risk to patients, either in the form of undesirable side effects or otherwise. If we cannot show that our product candidates are both safe and effective in clinical trials, we may be forced to abandon our business plan.

We rely on third parties to conduct our pre-clinical and clinical trials. If these third parties do not perform as contractually required or otherwise expected we may not be able to obtain regulatory approval for our product candidates, which may prevent us from becoming profitable.

We currently rely on third parties such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist us with our pre-clinical and clinical trials. For example, we currently rely on Virtus Clinical Development (Pty) Limited in relation to regulatory matters, clinical trial management and all other clinical services related to our research and development of NK-001, and specifically with respect to our 50 patient randomized clinical trials we plan to conduct in South Africa. To that effect, we have entered into a Clinical Trial Services Master Agreement with Virtus dated March 1, 2009. In carrying out such trials, we are required to comply with various regulations and standards, commonly referred to as good clinical practices, regarding conducting, recording and reporting to ensure that data and results are credible and accurate and that the trial participants are adequately protected. If the third parties on whom we rely do not successfully perform their duties or meet regulatory obligations or expected deadlines, or if they need to be replaced or the quality or accuracy of the data they obtain is compromised, our development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates. This could prevent us from becoming profitable.

If we are unable to establish a sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these functions, we may not be successful in commercializing our product candidates. This could cause us to cease our operations.

In order to successfully commercialize any of our product candidates, we must either develop a satisfactory sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. We will require substantial resources to create such an infrastructure, and we may never possess the resources to do so. For example, we may be unable to recruit and retain an adequate number of effective sales and marketing personnel or we may incur unforeseen costs and expenses in connection with developing the necessary infrastructure.

Although we plan to develop our own sales and marketing organizations in some markets, we intend to enter into partnering, co-promotion and other distribution arrangements to commercialize our products in most markets. We may not be able to enter into collaborations on acceptable terms, if at all, and we may face competition in our search for partners with whom we may collaborate. If we are not able to build a satisfactory sales, marketing and distribution infrastructure or collaborate with one or more partners to perform these functions, we may not be able to successfully commercialize our product candidates, which could cause us to cease our operations.

Our product candidates may never gain market acceptance even if we obtain the necessary regulatory approvals, which could prevent us from generating revenues.

Even if we receive the necessary regulatory approvals to commercially sell our product candidates, the success of these candidates will depend on their acceptance by physicians and patients, among other things. Market acceptance of, and demand for, any product that we develop and commercialize will depend on many factors, including:

  our ability to provide acceptable evidence of safety and efficacy;

  our ability to obtain sufficient third-party insurance coverage or reimbursement;

  the availability, relative cost and relative efficacy of alternative and competing treatments;

  the effectiveness of our or our collaborators’ sales, marketing and distribution strategy; and

  publicity concerning our products or competing products and treatments.

If our product candidates fail to gain market acceptance, we may be unable to generate sufficient revenue to continue our business.

We will depend on other parties to manufacture our product candidates. If these parties fail to meet our manufacturing requirements and applicable regulatory requirements, our product development and commercialization efforts could suffer and we may never realize a profit.

If we obtain the necessary regulatory approvals to market our products, we will rely on contract manufacturers as single source suppliers for the components of our product candidates. Both our product candidates are based (either entirely, as with NK-001, or partially, as with NK-002) upon existing generic drugs and therefore we do not anticipate having to obtain those products from their original developers. However, we will rely on manufacturers with expertise in producing certain generic drugs and other components and we do not plan to enter into long-term supply agreements with any of these manufacturers. As a result, any of them could terminate their relationship with us at any time and for any reason.

Because of our planned reliance on contract manufacturers, we may also be exposed to additional risks, including those related to intellectual property and the failure of such manufacturers to comply with strictly-enforced regulatory requirements, manufacture components to our specifications, or deliver sufficient component quantities to us in a timely manner. For example, a contract manufacturer working on our behalf may violate the intellectual property rights of a third party in manufacturing a component of one of our products, and if such a violation occurs without our knowledge, we may be held vicariously liable for the acts of our contractor, incur related costs and court mandated damages, or become enjoined from selling products which violate those third-party intellectual property rights. Similarly, if a contract manufacturer working on our behalf is found to be in violation of FDA or other national regulatory standards regarding the manufacture, packaging or labeling of any of our products, we could face any of a number of adverse consequences including costly regulatory investigations and fines, interruptions in the flow of our products or materials, product recalls, or liability to consumers regarding any of our products that do not meet such regulatory requirements. If any of these events occurs, if our relationship with any of our potential contract manufacturers terminates, or if any such manufacturer is unable fulfill its obligations to us for any reason, our product development and commercialization efforts could suffer and we may never realize a profit.

We face potential product liability exposure, and any claim brought against us may cause us to divert resources from our normal operations or terminate selling, distributing and marketing any product for which we have received regulatory approval. This may cause us to cease our operations.

The use of our product candidates in clinical trials and the sale of any products for which we obtain regulatory approval may expose us to product liability claims from consumers, health care providers, pharmaceutical companies or other entities. Although we plan to obtain product liability insurance coverage for our clinical trials with limits that we hope will be customary and adequate to provide us with coverage for foreseeable risks associated with our product development efforts, our insurance coverage may be insufficient to reimburse us for the actual expenses or losses we may suffer.

To date, we have received a comfort letter from the insurer Marsh Inc. stating that our planned clinical trials of NK-001 are eligible for customary insurance subject to the approval of our clinical trial protocol by the requisite health authorities. If we obtain sufficient financing to proceed with our planned clinical trials, we intend to purchase insurance in amounts customary for trials comparable to our own. To that effect, we intend to consult with industry professionals to determine the optimal amount of coverage. In order to obtain insurance, we must subject our clinical trial protocol to a full review by our eventual insurance provider. The process of binding an insurance policy for a clinical trial can take as long as three months.

We also plan to expand our insurance to cover the commercial sale of products if we obtain the necessary regulatory approval to do so; however, the same product liability risks apply in those circumstances as in clinical trials. Further, even if we are able to successfully defend ourselves against any potential claims, we will likely incur substantial costs in the form of unanticipated expenses and negative publicity. This could result in decreased demand for our product candidates, the withdrawal of clinical trial participants, an impaired business reputation, revenue loss or an inability to commercialize our product candidates. Any of these consequences could cause us to cease our operations.

We face substantial competition in the therapeutic pharmaceutical research and development industry, which could harm our business and our ability to operate profitably.

Our industry is highly competitive, and many of our potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in the protection of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than us. As a result, they may be able to:

  develop product candidates and market products that are less expensive, safer, more effective or involve more convenient treatment procedures than our future products;

  commercialize competing products before we can launch any of our product candidates;

  initiate or withstand substantial price competition more successfully than us;

  enjoy greater success in recruiting skilled scientific workers from a limited pool of available talent;

  more effectively negotiate third-party licenses and strategic alliances; and

  take advantage of acquisition or other opportunities more readily than us.

We are not currently aware of any active NK-001 competitors for the treatment of post-coronary artery bypass graft cognitive impairment, nor are we aware of any active competitors seeking to develop a novel encapsulation similar to NK-002, despite the widespread the study of Etanercept as a treatment for Alzheimer’s disease. If we are unable to maintain a competitive advantage in our industry in the face of rapid technological change, our business could be harmed and we may not be able to operate profitably.

All of our product candidates and product development processes will be subject to ongoing regulatory requirements, and may therefore be the subject of regulatory or enforcement action. The associated costs could prevent us from achieving our goals or becoming profitable.

Our product candidates, clinical data, third-party manufacturing facilities and processes and advertising and promotional activities for any product that receives regulatory approval will be subject to significant review and ongoing and changing regulation by various regulatory agencies. Our failure to comply with any regulatory requirements may subject us to administrative and judicial sanctions, which may include warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, or the denial of pending product marketing applications.

Even if we receive regulatory approval to market a particular product candidate, such approval could be conditional upon our conducting costly post-approval studies or could limit the indicated uses that we are able to include on our product labels. In addition, regulatory or enforcement actions could adversely affect our ability to develop, market and sell our prospective products successfully and harm our reputation, which could lead to reduced market demand for such products. Consequently, the costs associated with any such action could cause our business to suffer and prevent us from achieving our goals or becoming profitable.

We depend on our key personnel to carry out our business plan. If we are not able to retain such key personnel our financial condition and results of operations could suffer, and we may not be able to operate profitably.

We are highly dependent on the principal members of our management and scientific staff to carry out our business plan. For example, we are highly dependent on Dr. Ahmad Doroudian, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director for all aspects of our operations, including product development, general management and finance. We have not entered into any employment or consulting agreement with Dr. Doroudian regarding his services to us. To a lesser extent, we intend to rely on certain of our directors to contribute their expertise to our ongoing corporate and research development, such as Dr. Kamran Shojania for his expertise in the treatment of diseases mediated by acute and chronic inflammation in relation to our development of NK-001 and NK-002, and Dr. Maziar Badii for his expertise in musculoskleletal and spinal research in relation to our development of future products in that field. We have entered into consulting agreements with Drs. Shojania and Badii that provide for one year terms of service ending on July 13, 2010, with an option to renew at our discretion. These agreements may be terminated without cause by either party with seven days notice.

Competition for skilled personnel among biopharmaceutical companies is intense and the employment services of our scientific, management and other executive officers are terminable at-will. For example, our former Chief Scientific Officer and former Director, Jonathan Willmer, recently resigned in order to assume an executive position at a major multinational pharmaceutical company. Replacing key employees or independent contractors may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. If we lose one or more of these key employees or independent contractors, our financial condition and results of operations could suffer, and we may not be able to operate profitably.

Since all of our officers, directors and many business assets are located in Canada, you may be limited in your ability to enforce U.S. civil actions against them for damages to the value of your investment.

Many of our business assets are located in Canada and all of our officers and directors are residents of Canada. Consequently, if you are a U.S. investor it may be difficult for you to affect service of process on our officers and directors within the United States or enforce a civil judgment of a U.S. court in Canada if a Canadian court determines that the U.S. court in which the judgment was obtained did not have jurisdiction in the matter. There is also substantial doubt whether an original action predicated solely upon civil liability may successfully be brought in Canada against any of our officers, directors or business assets. As a result, you may not be able to recover damages as compensation for any decline in the value of your investment.

We may indemnify our directors and officers against liability to us and our security holders, and such indemnification could increase our operating costs.

Our Articles allow us to indemnify our directors and officers against claims associated with carrying out the duties of their offices. Our Articles also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Securities Act”) may be permitted to our directors, officers or control persons, we have been advised by the SEC that such indemnification is against public policy and is therefore unenforceable.

Since our officers and directors are aware that they may be indemnified for carrying out the duties of their offices, they may be less motivated to meet the standards required by law to properly carry out such duties, which could increase our operating costs. Further, if our officers and directors file a claim against us for indemnification, the associated expenses could also increase our operating costs.

Our officers, directors, consultants and advisors are not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time, or any business opportunities which they may encounter, between our operations and those of other businesses. Dr. Ahmad Doroudian, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director, is also the President and Chief Executive Officer of Rayan Pharma Inc., a private manufacturer of pharmaceutical preparations, and the President and Chief Executive Officer of Merus Labs Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products. Penny Green, our Vice President of Corporate Finance, Secretary and Director, is also the Chief Financial Officer and Vice President, Corporate Affairs, of Merus Labs Inc. and the managing attorney of Bacchus Law Corporation. Dr. Kamran Shojania, our Director, conducts independent research with a variety of academic and non-academic organizations regarding the efficacy of different medications on the treatment of diseases mediated by acute and chronic inflammation, including rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. Similarly, Dr. Maziar Badii, our Director, conducts musculoskleletal and spinal research on behalf of various academic and non-academic organizations.

Currently, Dr. Ahmad Doroudian, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director, and Penny Green, our Vice President of Corporate Finance, Secretary and Director, each commit between 10 and 20 hours per week to our business in their capacities as officers and directors. Our other directors, Dr. Maziar Badii, Dr. Kamran Shojania and Bruce Pridmore, devote their time to us on an as-needed basis. Nevertheless, if the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investment, business or research opportunities or information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. They may also in the future become affiliated with entities that are engaged in business or research activities similar to those we intend to conduct. As a result, they may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such conflict, we are deprived of investment, business or research opportunities or information, the execution of our business plan and our ability to effectively compete in the marketplace may be adversely affected.

Risks Related to Our Intellectual Property

If we are unable to maintain and enforce our proprietary intellectual property rights, we may not be able to operate profitably.

Our commercial success will depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates. We will be able to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future.

In addition, our commercial success will depend, in part, on maintaining patent rights we have licensed or plan to license related to products we may market in the future. Since we will not fully control the patent prosecution of any licensed patent applications, it is possible that our licensors will not devote the same resources or attention to the prosecution of the licensed patent applications as we would if we controlled the prosecution of the applications ourselves. Consequently, the resulting patent protection, if any, may not be as strong or comprehensive as it would be had we done so.

The patent positions of biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies’ patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents or third-party patents.

We also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our consultants and scientific and other advisors, they may unintentionally or wilfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could cause us to go out of business.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe with our products or other activities, and our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation, and depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

We may in the future be required to license patent rights from third-party owners in order to develop our products candidates. If we cannot obtain those licenses or if third-party owners do not properly maintain or enforce the patents underlying such licenses, we may not be able to market or sell our planned products.

Although we are not currently dependent on any third-party intellectual property rights to execute our research and development activities, we plan to license patent-protected technologies and other intellectual property if we believe it is necessary or useful to use third-party intellectual property to develop our products, or if our product development threatens to infringe upon the intellectual property rights of third parties. Typically, we would seek to negotiate and obtain any required third party licenses immediately following the completion of preliminary research to establish a concept and plan of development for a new product candidate. However, depending on the ongoing results and requirements of pre-clinical or clinical trials, which may unexpectedly vary from our anticipated plan of development, we may be required to seek additional third-party licenses at later stages of product development. We may be required to pay license fees or royalties or both to obtain such licenses, and there is no guarantee that such licenses will be available on acceptable terms, if at all. Even if we are able to successfully obtain a license, the rights may be non-exclusive, and this would give our competitors access to the same intellectual property as us, which could ultimately prevent us from commercializing a product.

Should we succeed in obtaining a license, our business prospects will depend, in part, on the ability of our licensors to obtain, maintain and enforce patent protection on our licensed intellectual property. Our licensors may terminate our license, may not pursue and successfully prosecute any potential patent infringement claim, may fail to maintain their patent applications, or may pursue any litigation less aggressively than we would. Without protection for the intellectual property that we license, other companies may be able to offer substantially similar products for sale, and we may not be able to market or sell our planned products or generate any revenues.

Certain third-party intellectual property rights from which we currently benefit are licensed to us on a non-exclusive basis, which could ultimately place us at a competitive disadvantage or prevent us from commercializing our product candidates.

On June 17, 2008 we entered into a non-exclusive License Agreement with Globe Laboratories Inc., a company founded and controlled by Julian Salari, our former President, former Secretary and former Director, to acquire the right to use Globe’s know-how to produce certain drugs known as protein therapeutics which form the basis of our products. For example, Globe’s intellectual property provides us with a method to produce Etanercept, the generic protein therapeutic drug that forms the basis of NK-001 and NK-002. Because our license from Globe is non-exclusive, Globe is free to license identical intellectual property to third parties, including those that may directly compete with us in our field of development. Although the intellectual property provided to us by Globe allows us to produce generic products that are generally available from a number of suppliers, we believe that Globe’s method for producing these products is currently qualitatively superior and more cost-effective than most alternative means of producing or obtaining them. If Globe licenses its proprietary method to our competitors, we will lose what we believe to be a competitive advantage, the loss of which may make us vulnerable to increased competition and hinder or ultimately prevent us from commercializing our product candidates.

If we fail to comply with our obligations under our non-exclusive License Agreement with Globe Laboratories Inc. or any other license or related agreements to which we are a party or that we may enter into in the future, we could lose license rights that may be necessary to or greatly assist us in developing our therapeutic products.

Under the terms of our non-exclusive License Agreement with Globe Laboratories Inc., we were obligated to remit CAD$500,000 to Globe, comprised of a non-refundable license fee of USD$150,000 (including CAD$50,000 in respect of patent preparation and filing fees) and a one-time royalty payment of CAD$350,000. In June 2008, we settled our obligation to Globe by issuing Globe 2,000,000 shares of our common stock and we no longer have any enduring financial obligation to Globe. We do, however, have an ongoing obligation to Globe to use our best efforts to commercialize products based on its intellectual property and to indemnify it from any third-party claims resulting from our use of its intellectual property. In addition, Globe has the right under this license to license the same intellectual property to our competitors for similar purposes.

Similar to the non-exclusive license granted to us by Globe, any license agreement that we may enter into in the future in connection with our efforts to develop drugs may impose various development, commercialization, funding, royalty, diligence, sublicensing, insurance and other obligations on us. If we breach any material obligations, such as the obligation to protect the confidentiality of the intellectual property under license, the licensor may have the right to terminate the license which could prevent us from developing, manufacturing and selling products that are covered by the licensed technology or permit a competitor to access the licensed technology. Under the terms of our non-exclusive License Agreement with Globe, Globe has the right to terminate our license in the event that we become bankrupt or insolvent, or if our business is placed in the hands of a receiver, assignee or trustee. In addition, Globe has the right to terminate our license if we default on any of the clauses of the License Agreement and fail to remedy such defaults within 90 days of Globe providing notice to us of such default along with its intent to terminate. Because our License Agreement with Globe allows us to access generic drugs required to develop our products that are widely available, we do not strictly rely on our license from Globe to conduct our research and development activities. However, because intellectual property licensed to us by Globe allows us to produce high quality generic drugs at relatively low cost, the loss of our license with Globe would cause us to lose a competitive advantage.

If the FDA grants one of our competitors an orphan drug designation for a drug and indication combination that is identical to the drug and indication combination used and targeted by one of our products, we will prevented from marketing that product for seven years.

The FDA may grant an orphan drug designation to a drug intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. An orphan drug designation must be requested before a sponsor submits a New Drug Application to the FDA, and if the FDA grants such a designation the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. An orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process that a drug must undergo; however, if a product that is the subject of an orphan drug designation subsequently receives FDA approval for the indication for which it has such a designation, the product is entitled to orphan exclusivity for up to seven years after receiving FDA approval. This means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances.

Therefore, if one of our competitors obtains an orphan drug designation for a drug and indication combination that is identical to the drug and indication combination of one of our products (i.e. the same underlying drug applied to the same indication), our product may not be approved for the same indication for up to seven subsequent years.

Risks Associated with Our Securities

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

You will experience dilution or subordinated stockholder rights, privileges and preferences as a result of our financing efforts.

We must raise additional capital from external sources to carry out our business plan over the next 12 months. To do so, we may issue debt securities, equity securities or a combination of these securities; however, we may not be able to sell these securities, particularly under current market conditions. Even if we are successful in finding buyers for our securities, such buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and restricting our operating activities. If we choose to sell shares of our common stock, this will result in dilution to our existing stockholders. In addition, any shares of common stock we may issue may have rights, privileges and preferences superior to those of our current stockholders.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment, if at all.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment, if at all. There is also no guarantee that your investment will appreciate.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

We do not currently own or lease a dedicated executive office or laboratory space. We maintain a dedicated mailing address and telephone reception service located at 1275 West 6th Avenue, Vancouver, British Columbia, Canada V6H 1A6, at a cost of approximately $70 per month. We also have access to office and meeting space at that location for a nominal fee, on an as-used basis.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol "NEUKF". Our common stock was listed for quotation on April 13, 2010. Since the listing of our common stock for trading, there have been no trades or bid prices.

Holders

As of May 26, 2010, there were 34 holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of May 26, 2010, we had outstanding options to purchase 300,000 shares of our common stock at fair market price exercisable until July 13, 2011 and 1,200,000 options to purchase shares of our common stock at a fair market price exercisable until May 25, 2015. We did not have any warrants or other convertible securities outstanding as of May 26, 2010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act from February 1, 2007 to January 31, 2010 that were not otherwise disclosed.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2010.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending January 31, 2010 and 2009

		Year Ended
		January 31
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$120,134		$653,761
Net Loss		$(120,134)		$(653,761)

Expenses

Our operating expenses for our years ended January 31, 2010 and 2009 are outlined in the table below:

		Year Ended
		January 31
		2010	2009
Foreign exchange loss		$1,171	$526
General and administrative		$56,623	$17,621
Management fees		$32,000	$9,000
Professional fees		$28,715	$14,138
Research and development		$1,625	$112,476
Royalties	$	Nil	$500,000

Operating expenses for year ended January 31, 2010, decreased by 81.62% as compared to the comparative period in 2009 primarily as a result of a decrease in research and development and royalty expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At		At	Percentage
	January 31,		January 31,	Increase/
	2010		2009	Decrease
Current Assets	$18,979		$29,724	(36.15%	)
Current Liabilities	$14,809	$	Nil	100%
Working Capital	$4,170		$29,724	(85.97%	)

Cash Flows

		Year Ended		Year Ended
		January 31,		January 31,
		2010		2009
Net Cash (Used) by Operating Activities		$(36,166)		$(164,511)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$25,421		$17,475
Increase (Decrease) in Cash During the Period		$(10,745)		$(148,036)

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Description	($)
Sales and Marketing Costs:
Advertising	3,600
Investor Relations	60,000
Literature	6,000
Conference Attendance	21,000
Travel	22,000
Entertainment and Promotion	2,400
Total Sales and Marketing Costs	115,000
Operating Expenses:
Professional Fees	60,000
Employee Salaries and Benefits	384,000
Office Equipment	1,600
Office Supplies	1,200
Office and Lab Lease	40,000
Telephone, Fax, Cellular, Internet	6,000
Vehicles and Transportation	14,400

Based on our planned expenditures, we will require additional funds of approximately $2,493,120 (a total of $2,512,099 less our cash of approximately $18,979 as of January 31, 2010) to proceed with our business plan over the next 12. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Even if we carry out our planned research and development activities on our products, there is no guarantee that we will be able to market them or derive any revenues from their sale. Currently, we intend to prioritize the allocation of any financing that we may receive toward the development of NK-001, which has reached the most advanced development stage of our product candidates. Because NK-001 has reached this stage we believe that prioritizing its development will afford us the greatest likelihood of generating revenues which will in turn allow us to finance the development of other product candidates. Although we intend to conduct research and development of our other planned product, NK-002, we do not have a formal clinical trial protocol or formal budget in place for NK-002 at this time.

The following table sets out the various steps we will be required to complete in order to carry out our research and development of NK-001 and NK-002. Where estimated costs or completion times are known, they have been indicated, and where progress has been made, it has been indicated. Where estimated completion times and cost estimates are omitted for future business steps, they are omitted because (i) we believe no reliable estimate may be made until currently planned research is completed and assessed, and/or (ii) we do not currently have sufficient resources to complete research that may be required to provide a reliable estimate.

Product
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $500,000 Estimated Completion Date: November, 2010
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $1,355,000 Estimated Completion Date: November, 2010	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

During the years ended January 31, 2010 and 2009, we incurred $Nil and $32,450, respectively, on NK001, and $Nil and $78,123, respectively, on NK002.

If our research and development projects are not completed in a timely fashion (by the end of July 2010) we could experience:

  additional cost of up to $50,000 for re-application to obtain clinical trial approvals;

  additional competition as other groups may enter the area of use of anti-inflammatory application to treat neurocognitive impairment;

  up to six months delay in obtaining approvals; and

  delay in obtaining future inflow of cash from financing or partnership activities,

any of which could have a material adverse effect of our results of operations, financial condition and cash flows.

We expect that we may obtain material net cash inflows from our projects 18 to 36 months following the start of our proposed clinical trials, which we expect will begin soon after the necessary funding is obtained. However, there can be no assurance we will obtain such cash inflows.

We intend to raise capital through equity and, if necessary, debt financing. We anticipate that the bulk of any additional funding we receive will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to fund our operations or planned research and development activities. In the absence of such financing, we will not be able to carry out our planned research and development activities. Even if we are successful in obtaining equity financing to fund our operations and research and development activities, there is no assurance that we will obtain the funding necessary to pursue any advanced research and development following the completion of our planned clinical trials. If we do not continue to obtain additional financing, we may be forced to abandon our business plan.

Any modifications to our plans will be based on many factors, including the results of our clinical trials and the amount of available capital. Further, the extent to which we carry out our development of planned products is dependent upon the amount of financing available to us.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $75,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not generated any revenues and are dependent upon obtaining outside financing to carry out our operations and pursue our pharmaceutical research and development activities. If we are unable to generate future cash flows, raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Foreign Currency Translation

Our company’s functional currency and our reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. The financial statements of our company are translated to Canadian dollars in accordance with ASC 830, Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on our company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which our company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which our company is currently assessing the impact, will become effective on January 1, 2011.

On September 30, 2009, our company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification ourelf do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our company’s financial statements.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for our company on October 1, 2009. The adoption of this amendment did not have a material effect on our company’s financial statements.

Effective June 30, 2009, our company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on our company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on our company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

NEUROKINE PHARMACEUTICALS INC.

     Financial Statements

(Expressed in Canadian dollars)

Years Ended January 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neurokine Pharmaceuticals Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Neurokine Pharmaceuticals Inc. (A Development Stage Company) as of January 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and accumulated from June 10, 2002 (Date of Inception) to January 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated from June 10, 2002 (Date of Inception) to January 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP
Vancouver, Canada

May 13, 2010

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian dollars)

	January 31, 2010	January 31, 2009
	$	$
Assets
Current Assets
Cash	18,979	29,724
Total Assets	18,979	29,724

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	9,809	–
Loan payable (Note 3)	5,000	–
Total Current Liabilities	14,809	–

Stockholders’ Equity
Common stock: 200,000,000 shares authorized, without par value 23,829,618 and 23,740,418 shares issued and outstanding, respectively	826,484	806,063
Common stock issuable (Note 3)	32,000	–
Additional paid-in capital	42,159	–
Accumulated deficit during the development stage	(896,473)	(776,339)
Total Stockholders’ Equity	4,170	29,724
Total Liabilities and Stockholders’ Equity	18,979	29,724

Nature of Operations and Continuance of Business (Note 1)
Commitment (Note 6)

The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian dollars)

			Accumulated from
	For the	For the	June 10, 2002 (Date
	Year Ended January	Year Ended January	of Inception) to
	31,	31,	January 31,
	2010	2009	2010
	$	$	$

Revenue	–	–	–

Expenses
Foreign exchange loss	1,171	526	4,136
General and administrative	56,623	17,621	76,042
Management fees (Note 5)	32,000	9,000	46,500
Professional fees	28,715	14,138	45,121
Research and development (Note 5)	1,625	112,476	224,674
Royalties	–	500,000	500,000
Total Expenses	120,134	653,761	896,473

Net Loss	(120,134)	(653,761)	(896,473)

Net loss per share, basic and diluted	(0.01)	(0.03)

Weighted average shares outstanding	23,794,000	21,901,000

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Stockholders’ Equity
(Expressed in Canadian dollars)

						Deficit
						Accumulated
			Common	Share	Additional	During the
	Common Stock		Stock	Subscriptions	Paid-In	Development
	Shares	Amount	Issuable	Received	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance – June 10, 2002 (Date of Inception) and January 31, 2007	–	–	–	–	–	–	–
Issuance of common stock for cash	18,000,000	45,000	–	–	–	–	45,000
Issuance of common stock for services rendered	400,000	60,000	–	–	–	–	60,000
Proceeds from share subscriptions received	–	–	–	183,588	–	–	183,588
Net loss for the year	–	–	–	–	–	(122,578)	(122,578)
Balance – January 31, 2008	18,400,000	105,000	–	183,588	–	(122,578)	166,010
Issuance of common stock for cash	1,340,418	201,063	–	(183,588)	–	–	17,475
Issuance of common stock for license agreement	4,000,000	500,000	–	–	–	–	500,000
Net loss for the year	–	–	–	–	–	(653,761)	(653,761)
Balance – January 31, 2009	23,740,418	806,063	–	–	–	(776,339)	29,724
Issuance of common stock for cash	89,200	20,421	–	–	–	–	20,421
Share issuable for management fees	–	–	32,000	–	–	–	32,000
Fair value of stock options granted	–	–	–	–	42,159	–	42,159
Net loss for the year	–	–	–	–	–	(120,134)	(120,134)
Balance – January 31, 2010	23,829,618	826,484	32,000	–	42,159	(896,473)	4,170

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian dollars)

			Accumulated from
	For the	For the	June 10, 2002 (Date
	Year Ended January	Year Ended January	of Inception) to
	31,	31,	January 31,
	2010	2009	2010
	$	$	$

Operating Activities
Net loss for the year	(120,134)	(653,761)	(896,473)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for royalties	–	500,000	500,000
Shares issued for services	–	–	60,000
Shares issuable for management fees	32,000	–	32,000
Stock-based compensation	42,159	–	42,159

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,809	–	9,809
Due to related parties	–	(10,750)	–

Net Cash Used In Operating Activities	(36,166)	(164,511)	(252,505)

Financing Activities
Proceeds from loan	5,000	–	5,000
Proceeds from issuance of common shares	20,421	17,475	82,896
Shares subscriptions received	–	–	183,588

Net Cash Provided by Financing Activities	25,421	17,475	271,484

Increase (Decrease) in Cash	(10,745)	(148,036)	18,979

Cash – Beginning of Period	29,724	176,760	–

Cash – End of Period	18,979	29,724	18,979

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

 (The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2010
(Expressed in Canadian dollars)

1.	Nature of Operations and Continuance of Business

Neurokine Pharmaceuticals Inc. (the “Company”) was incorporated in British Columbia under the Business Corporations Act on June 10, 2002. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and is in the business of developing and commercializing new uses for existing prescription drugs for diseases mediated by acute and chronic inflammatory reactions as well as developing proprietary encapsulation technology in the treatment of neurodegenerative diseases.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2010, the Company has not earned any revenue and has an accumulated deficit of $896,473. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	(a)	Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year-end is January 31.

	(b)	Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value of share-based payments, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2010
(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

	(d)	Research and Development Costs

Research costs are expensed in the period that they are incurred. Development costs are expensed in the period that they are incurred unless the Company believes a development project meets generally accepted criteria for deferral and amortization.

	(e)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Accounting for Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

On February 1, 2007, the Company adopted the provision of the ASC 740-10, Accounting for Uncertainty in Income Taxes, an interpretation of the ASC 740. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and disclosure. In accordance with the provisions of ASC 740-10, any cumulative effect resulting from a change in accounting principle is recorded as an adjustment to the opening deficit balance. As of January 31, 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions. The adoption of ASC 740-10 did not impact the Company’s tax provision or the amounts recorded in the financial statements.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2002 to 2010. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2010 and 2009, there were no charges for interest or penalties.

	(f)	Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock- Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2010
(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

	(g)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	(h)	Foreign Currency Translation

The Company’s functional currency and its reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. Monetary assets and liabilities are translated using the exchange rate prevailing at the balance sheet date. Expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

	(i)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2010 and 2009, the Company had no items representing comprehensive income (loss).

	(j)	Financial Instruments and Fair Value Measures

ASC 820, Fair Value Measurements, and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2010
(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

	(k)	Financial Instruments and Fair Value Measures (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and loan payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(l)	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2010
(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

	(l)	Recent Accounting Pronouncements (continued)

On September 30, 2009, the Company adopted changes issued by FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2010
(Expressed in Canadian dollars)

3.	Common Stock

	(a)	In June 2009, the Company completed a private placement of 89,200 common shares at US$0.20 per share for proceeds of $20,421.

(b)

In April 2009, the Board of Directors agreed to revise the issued and outstanding common shares of the Company from 100,000,000 common shares to 200,000,000 common shares. Furthermore, the Board of Directors agreed to effect a two-for-one stock split of all issued and outstanding shares. The effect of the stock split changed the issued and outstanding shares from 11,870,209 common shares to 23,740,418 common shares, and the stock split has been applied on a retroactive basis since inception.

(c)

For the year ended January 31, 2010, the Company authorized the issuance of 160,000 common shares to a director of the Company for management services with a value of $32,000. As at January 31, 2010, the common shares have not been issued. Refer to Note 7.

	(d)	In June 2008, the Company issued 4,000,000 post-split adjusted common shares with a fair value of $500,000 for patents and licenses under a non-exclusive license agreement, as described in Note 3.

(e)

In May 2008, the Company completed a private placement of 1,340,418 post-split adjusted common shares at $0.15 per common share for proceeds of $201,063, of which $183,588 was received and recorded as share subscriptions received as at January 31, 2008.

	(f)	In January 2008, the Company issued 400,000 post-split adjusted common shares with a fair value of $60,000 for research and development services rendered.

4.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	$	(years)	$
Outstanding, January 31, 2008 and 2009	–	–
Granted	300,000	0.20
Outstanding, January 31, 2010	300,000	0.20	1.48	–

Additional information regarding stock options as of January 31, 2010, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
300,000	0.20	July 13, 2010

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2010
(Expressed in Canadian dollars)

4.	Stock Options (continued)

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

Year Ended
January 31,
2010
Risk-free Interest rate	1.29%
Expected life (in years)	2.00
Expected volatility	120%

During the year ended January 31, 2010, the weighted average fair value of the stock options granted was $0.12 per option, and there is no unrecognized compensation expense relating to unvested options.

5.	Related Party Transactions

	(a)	During the year ended January 31, 2010, the Company incurred management fees of $32,000 (2009 - $9,000) to a director of the Company. Refer to Note 3(c).

	(b)	During the year ended January 31, 2010, the Company incurred research and development costs of $nil (2009 - $21,000) to a director of the Company.

	(c)	As at January 31, 2010, the Company owed $3,105.09 (2009 - $nil) of transfer agent and filing fees with a company controlled by a director of the Company.

	(d)	As at January 31, 2010, the Company owe $5,000 to a company controlled by a director in the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

6.	Commitment

On April 1, 2009, the Company entered into a management agreement with the VP – Corporate Finance for management services for a one-year period in exchange for 192,000 common shares. As at January 31, 2010, the Company has authorized the issuance of 160,000 common shares.

7.	Income Taxes

The Company has $854,314 of non-capital operating losses carried forward to offset taxable income in future years which expire beginning in fiscal 2028. The income tax benefit differs from the amount computed by applying the Canadian federal and provincial statutory rates to net loss before income taxes for the years ended January 31, 2010 and 2009, respectively, as a result of the following:

	2010	2009
	$	$
Net loss before taxes	(120,134)	(653,761)
Statutory rate	30%	31%

Expected tax recovery	(36,041)	(202,666)
Permanent differences	12,648	–
Change in enacted rates	3,119	32,688
Change in valuation allowance	20,274	169,978
Income tax provision	–	–

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2010
(Expressed in Canadian dollars)

7.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at January 31, 2010 and 2009, after applying enacted corporate income tax rates, are as follows:

		2010		2009
	$		$

Non-capital losses carried forward		222,122		201,848
Valuation allowance		(222,122)		(201,848)
Net deferred tax asset		–		–

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

	Non-Capital
	Loss
Period Incurred	$	Expiry
		Date
2008	122,578	2028
2009	653,761	2029
2010	77,975	2030

	854,314

8.	Subsequent Event

In March and May 2010, the Company issued 144,000 and 48,000 common shares respectively to settle the management agreement as noted in Note 6.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We did not maintain appropriate financial reporting controls – As of January 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2010, the Company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as calculation and recording of stock-based compensation. Subsequent to January 31, 2010, the Company has engaged a qualified CPA with experience in public company accounting to perform financial reporting capabilities on behalf of the Company.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2010 pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls.

During the period ended January 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On May 25, 2010 we entered into an Incentive Stock Option Agreement with Dr. Ahmad Doroudian wherein Dr. Doroudian received options to purchase 800,000 shares of our common stock at a price of $0.05 per share until May 25, 2015.

On May 25, 2010 we entered into an Incentive Stock Option Agreement with Penny Green wherein Ms. Green received options to purchase 400,000 shares of our common stock at a price of $0.05 per share until May 25, 2015.

These securities were issued without a prospectus in reliance on Regulation S under the Securities Act.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Ahmad Doroudian	President, Chief Executive Officer, Chief Financial Officer and Director	48	September 17, 2007
Dr. Maziar Badii	Director	41	June 19, 2009
Bruce Pridmore	Director	58	June 16, 2009
Dr. Kamran Shojania	Director	45	June 16, 2009
Penny Green	Vice President of Corporate Finance, Secretary and Director	38	April 1, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ahmad Doroudian, PhD, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

Dr. Doroudian was appointed as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director on September 17, 2007.

Prior to joining us, Dr. Doroudian was involved in early stage financing and management of private and publicly listed companies. From 1997 to 2004, he acted as the Chief Executive Officer, Chairman, Vice Chairman and Director of PanGeo Pharma, Inc. (now PendoPharm, a division of Pharmascience Inc.), a TSX-listed company founded by Dr. Doroudian which received over $100 million dollars in financing. From 2004 through 2007, Dr. Doroudian also served as the President of, Rayan Pharma Inc., an exporter of pharmaceuticals to Eastern Europe. From 2006 to 2008, Dr. Doroudian was owner and Chief Executive Officer of ABF Pharmacy, a group of successful retail pharmacies. Dr. Doroudian is also the President and Chief Executive Officer of Merus Labs Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products.

Maziar Badii, MD, FRCP, Director

Specialist in Rheumatology, Degenerative Disc Disease, and Spinal Disorders

Dr. Maziar Badii was appointed to our Board of Directors on June 19, 2009.

For the past five years, Dr. Badii has practiced rheumatology and spine medicine at Vancouver General Hospital in British Columbia. He is also an associate clinical professor in the Spine Division, Department of Orthopedics, at the University of British Columbia. He specializes in the treatment of neck and back pain. His areas of clinical interest encompass non-surgical management of neck pain, back pain, and sciatica; management of osteoporosis including vertebral compression fractures and vertebroplasty; emerging medical treatments for back pain such as Botox and "biologic" therapies; as well as spinal injections for neck and back pain. Dr. Badii completed medical school, internal medicine, and rheumatology training at the University of British Columbia. He has an active practice and is a research scientist at The Arthritis Research Centre of Canada, engaging in musculoskeletal and spinal research.

Dr. Badii is a former Director of Injury and Disability Prevention at the Occupational Health and Safety Agency for Healthcare (OHSAH) in British Columbia and a fellow with the Royal College of Physicians and Surgeons of Canada and the Canadian Rheumatology Association.

Bruce Pridmore, BSc, MBA, Director

Founder and Managing Partner of London Asia Canada Capital

Bruce Pridmore was appointed to our Board of Directors on June 16, 2009.

Mr. Pridmore has over 30 years of experience working with start-ups and in the technology and resource sectors. Since 2005, he has been the Managing Partner of London Asia Canada Capital (“LACC”), a strategic investment and advisory firm he founded in 2005. LACC is a partnership with London Asia Capital, a London Stock Exchange-listed investment banking firm focused on investment opportunities in Asia, particularly in China and the growing energy resource sector. From 1992 to 2005, Mr. Pridmore worked for the National Research Council of Canada (the “NRC”) and from 1996 to 2004 he functioned as its Executive Director for Pacific Asia. He has received numerous Outstanding Achievement awards for his work with the NRC and financed more than 500 technology companies throughout his career.

Mr. Pridmore chaired the Science Council of British Columbia Market Assessment for Research and Technology Panel for three years, has co-chaired the Annual Asia Pacific Forum twice and has chaired over twenty energy forums in China. He has also led in excess of 30 Canadian technology and energy-specific missions to Asia.

Mr. Pridmore signed the first joint technology exchange agreement between China and Canada in 2001. He has negotiated over 11 agreements between Canada and Asian countries including China, Malaysia, Hong Kong, Singapore, Taiwan, Thailand and Japan. His work in Asia is considered ground-breaking and his recognition for Sino-Canada business and technology partnership creation is universal. Mr. Pridmore regularly consults to various Asian Governments including the Chinese Ministry of Science on Energy Development in China.

Mr. Pridmore received his MBA from Simon Fraser University in Vancouver, British Columbia in 1996 and his BSc in Biochemistry from the University of British Columbia in 1976. He also served briefly as a pilot in the Canadian Air Force.

Kamran Shojania, MD, FRCPC, Director

Head, Division of Rheumatology, Department of Medicine, University of British Columbia

Dr. Kamran Shojania was appointed to our Board of Directors on June 16, 2009.

A fellow of the American College of Rheumatology, the Royal College of Physicians and Surgeons of Canada and the Canadian Rheumatology Association, Dr. Shojania graduated from the University of British Columbia (“UBC”) medical school in 1989. In 1993, he completed his specialty training in Internal Medicine at UBC and was acted as the chief medical resident at Vancouver General Hospital. He subsequently completed his fellowship in Rheumatology in June 1995 at UBC and was awarded a Canadian Arthritis Society scholarship in 1995.

Currently, Dr. Shojania is a Clinical Associate Professor and Head of Rheumatology at the University of British Columbia where he also holds the position of Rheumatology Postgraduate Program Director. He was the Medical Director of the Vancouver Pain Clinic from 1996 to 2001. From 1998 to 2007, he served as the Director of Continuing Medical Education in the UBC Division of Rheumatology.

Dr. Shojania has been in rheumatology practice since 1995 and is on staff at St. Paul's Hospital and Vancouver General Hospital. He is an investigator at the Arthritis Research Centre of Canada (“ARC”) in Vancouver and from 2000 to 2006 he was the Director of Clinical Trials at ARC. He was also a founding member and Director of the Canadian Rheumatology Research Consortium. He is involved in several ongoing clinical trials in the areas of rheumatoid arthritis, psoriatic arthritis, systemic lupus erythematosus and ankylosing spondylitis.

Penny Green, BA, LLB, Vice President of Corporate Finance, Secretary and Director

Penny Green was appointed as our Vice President of Corporate Finance and Secretary on April 1, 2009, and to our Board of Directors on June 16, 2009.

Ms. Green is owner and managing lawyer of Bacchus Law Corporation, a Vancouver, British Columbia-based firm she founded in 1998. At Bacchus, Ms. Green leads a team of 10 legal professionals providing U.S. and Canadian corporate and securities legal services. Over the past 12 years, Ms. Green has acted as legal counsel for over one hundred companies, advising them on accessing U.S. and Canadian capital markets, corporate governance, mergers and acquisitions and corporate finance. Her clients have operations in Europe, Africa, North America and Asia and include public companies carrying on business in mineral exploration, oil and gas, alternative fuels, sustainable technologies, biotechnology, manufacturing, media and entertainment, education and real estate.

Ms. Green is a member of the Law Society of British Columbia, the Washington State Bar Association, the Canadian Bar Association (the “CBA”) and the American Bar Association. Her past professional activities include serving as a member of the Law Reform Committee of the CBA, British Columbia, and the Chair of The Dial-A-Law and Lawyer Referral Committee of the CBA, British Columbia.

Conflicts of Interest

Dr. Ahmad Doroudian, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director, is also the President and Chief Executive Officer of Rayan Pharma Inc., a private manufacturer of pharmaceutical preparations, and the President and Chief Executive Officer of Merus Labs Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products. Penny Green, Vice President of Corporate Finance, Secretary and Director, is also the Chief Financial Officer and Vice President, Corporate Affairs, of Merus Labs Inc. Dr. Kamran Shojania, our Director, conducts independent research with a variety of academic and non-academic organizations regarding the efficacy of different medications on the treatment of diseases mediated by acute and chronic inflammation, including rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. Similarly, Dr. Maziar Badii, our Director, conducts musculoskleletal and spinal research various academic and non-academic organizations.

While we do not anticipate that these activities will compete with our business, Drs. Doroudian, Shojania, and Badii may have pre-existing fiduciary duties with one or more organizations and may not agree to present business opportunities or research data to us unless other entities have first declined to accept them or consented to their release. Accordingly, they may have a conflict of interest in determining to which entity a particular business opportunity should be presented.

Our directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. Currently, Dr. Ahmad Doroudian, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director, and Penny Green, our Vice President of Corporate Finance, Secretary and Director, each commit between 10 and 20 hours per week to our business in their capacities as our officers and Directors. Our other Directors, Dr. Maziar Badii, Dr. Kamran Shojania, and Bruce Pridmore, devote their time on an as needed basis. All of our Directors, in the course of their other business activities, may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;

  the opportunity is within the corporation’s line of business; and

  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics within 18 months of the effective date of this registration statement that obligates our Directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. We also intend to establish policies and procedures for seeking appropriate business combination candidates. As part of our intended processes, we intend to create a contact database describing the materials we receive from any potential target candidates, when such materials were evaluated, the parties primarily responsible for such evaluation and the reasons such candidates were either rejected or the issues that, upon initial evaluation, require further investigation. As the evaluation process progresses, numerous other factors, which are expected to vary with each potential candidate we evaluate, are expected to be relevant to a final determination of whether to move forward with any particular acquisition candidate.

Significant Employees

Other than as described above, we have not identified any other individuals who we expect will make a significant contribution to our business.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

	i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii.	Engaging in any type of business practice; or

	iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We plan to adopt a code of ethics over the next 18 months. The Code of Ethic will obligate our Directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of Dr. Ahmad Doroudian, Dr. Maziar Badii and Bruce Pridmore.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our audit committee is governed by an Audit Committee Charter adopted by our board of directors.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or committees performing similar functions nor do we have a written nominating, compensation. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Ahmad Doroudian(1) President, Chief Executive Officer, Chief Financial Officer and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Penny Green(2) Vice President of Corporate Finance, Secretary and Director	2010 2009	Nil Nil	Nil Nil	32,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	32,000 Nil

(1)	Dr. Doroudian was appointed president, chief executive officer, chief financial officer and director of our company on September 17, 2007.

(2)	Ms. Green was appointed vice president of corporate finance and secretary on April 1, 2009 and to our board of directors on June 16, 2009.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

On April 1, 2009 we entered into a Management Consulting Agreement with Penny Green, our Vice President of Corporate Finance, Secretary and Director, regarding the provision of consulting services to us in her capacity as our Vice President of Corporate Finance. In consideration of the services, we have agreed to pay to Ms. Green 192,000 shares of our common stock, in installments of 48,000 shares per quarter, during the one-year term of the agreement, commencing on April 1, 2009. The agreement may be terminated without notice by either party for cause. Ms. Green may also terminate the agreement in the event our insolvency, voluntary or involuntary bankruptcy, receivership, or assignment for the benefit of creditors. As of January 31, 2010 we owed Ms. Green 112,000 shares of our common stock with a fair value of $22,400 pursuant to the agreement. On March 30, 2010 we issued 144,000 shares of our common stock and on May 3, 2010 we issued an additional 48,000 shares of common stock to MS. Green representing total compensation from April 1, 2009 to March 31, 2010.

Stock Option Grants to our Named Executive Officers

As at January 31, 2010, our company did not have a stock option plan and our company did not grant any stock options to any named executive officers during the year ended January 31, 2010.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of January 31, 2010.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended January 31, 2010.

Compensation of Directors

On July 13, 2009 we entered into a Director’s Agreement with Dr. Kamran Shojania pursuant to which we issued options to purchase 150,000 shares of our common stock to Dr. Shojania for his services as our Director. The options are exercisable at a price of USD$0.20 per share until the earlier of (i) July 13, 2011; (ii) 30 calendar days following the termination of the Director agreement between Dr. Shojania and us; or (iii) our common stock achieving a closing price of USD$0.50 or greater as quoted on a public stock exchange in Canada or the United Sates for a period of five trading days.

Also on July 13, 2009 we entered into a Director’s Agreement with Dr. Maziar Badii pursuant to which we issued options to purchase 150,000 shares of our common stock to Dr. Badii for his services as our Director. The options are exercisable at a price of USD$0.20 per share until the earlier of (i) July 13, 2011; (ii) 30 calendar days following the termination of the Director agreement between Dr. Badii and us; or (iii) our common stock achieving a closing price of USD$0.50 or greater as quoted on a public stock exchange in Canada or the United Sates for a period of five trading days.

Other than as described above, none of our directors received any compensation for their services as directors from our inception on June 10, 2002 to March 15, 2010. It should be noted however, that on June 6, 2009 Bruce Pridmore, our Director, entered into an Option Agreement with Sandra E. Hamman, the spouse of Jonathan Willmer, our former Chief Medical Officer and former Director, pursuant to which Mr. Pridmore received options to purchase 1,000,000 shares of our common stock at a price of USD$0.002 per share until June 12, 2010. Options to purchase 150,000 shares of our common stock vested upon execution of the agreement and the remaining 850,000 will vest if and when we obtain a minimum of USD$2,000,000 in equity financing. The Option Agreement was offered as an incentive for Mr. Pridmore to join our Board of Directors, and our Board of Directors may extend the term of the options. The terms of the Option Agreement were arranged by our management and Ms. Hamman as a means of securing Mr. Pridmore’s director services without diluting our issued and outstanding common stock.

We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 26, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Dr. Ahmad Doroudian 4172 Doncaster Way Vancouver BC V6 1V9	7,050,000(2) Common	28.40%
Penny Green 1820 – 925 West Georgia Street Vancouver BC V6C 3L2	3,892,000(3) Common	15.94%
Dr. Maziar Badii 3536 SW Marine Drive Vancouver BC V6N 3Z2	650,000(4) Common	2.69%
Dr. Kamran Shojania 802 – 1200 Burrard Street Vancouver BC V6Z 2C7	150,000(5) Common	0.62%
Bruce Pridmore 140 Andrew Street Victoria BC V8V 2M7	1,000,000(6) Common	4.0%
Directors and Officers as a Group(1)	12,742,000 common	49.93%
Sandra E. Hamman Rue du Jura 60 1180 Rolle, Switzerland	6,000,000 Common	24.98%
Frederik Salari 2306 10 67 Marinaside Crescent Vancouver BC V6Z 3A4	1,500,000 Common	6.24%
Dr. Hassan Salari 1517 West 58th Avenue Vancouver BC V6P 1W6	3,250,000(7) Common	13.53%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Francine Salari 1517 West 58th Avenue Vancouver BC V6P 1W6	3,250,000(7) common	13.53%
Julian Salari 403 – 2096 West 46th Avenue Vancouver BC V6M 2K9	1,500,000 common	6.24%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 26, 2010. As of May 26, 2010, there were 24,021,618 shares of our company’s common stock issued and outstanding.

(2)

Includes 2,250,000 shares owned by Dr. Doroudian, 2,000,000 shares owned by Khadija Zerouali, the spouse of Dr. Doroudian, and 2,000,000 shares owned by Kinwa Pharma International Company Ltd., a company over which Dr. Doroudian and Ms. Zerouali have shared voting and investment power and 800,000 options to purchase shares at $0.05 for a period of five years from May 26, 2010.

(3)

Includes 3,300,000 shares owned by Bacchus Filings Inc., a company over which Ms. Green has sole voting and investment power and 400,000 options to purchase shares at $0.05 for a period of five years from May 26, 2010.

(4)

Includes 500,000 shares and 150,000 unissued shares underlying options exercisable at a price of USD$0.20 per share until the earlier of (i) July 13, 2011; (ii) within 30 calendar days following the termination of the Director agreement between Dr. Badii and us dated July 17; 2009; or (iii) upon our common stock achieving a closing price of USD$0.50 or greater as quoted on a public stock exchange in Canada or the United Sates for a period of five trading days.

(5)

Includes 150,000 unissued shares underlying options exercisable at a price of USD$0.20 per share until the earlier of (i) July 13, 2011; (ii) within 30 calendar days following the termination of the Director agreement between Dr. Shojania and us dated July 17, 2009; or (iii) upon our common stock achieving a closing price of USD$0.50 or greater as quoted on a public stock exchange in Canada or the United Sates for a period of five trading days.

(6)

Includes 150,000 common shares that Mr. Pridmore is entitled to acquire at an exercise price of $0.002 per share from Sandra E. Hamman until June 12, 2010 pursuant to an Option Agreement between them dated June 6, 2009, as well as 850,000 shares that Mr. Pridmore is entitled to acquire from Ms. Hamman at an exercise price of USD$0.002 per share until June 12, 2010 pursuant to the same Option Agreement, provided that we obtain a minimum of USD$2,000,000 in equity financing.

(7)	Includes 1,750,000 shares owned by Dr. Salari and 1,500,000 shares owned by Francine Salari, the spouse of Dr. Salari

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On April 1, 2009 we entered into a Management Consulting Agreement with Penny Green, our Vice President of Corporate Finance, Secretary and Director, regarding the provision of consulting services to us in her capacity as our Vice President of Corporate Finance. In consideration of such services, we have agreed to pay to Ms. Green 192,000 shares of our common stock, in installments of 48,000 shares per quarter, throughout the one year term of the agreement commencing on April 1, 2009. The agreement may be terminated without notice by either party for cause. Ms. Green may also terminate the agreement in the event our insolvency, voluntary or involuntary bankruptcy, receivership, or assignment for the benefit of creditors. As of October 31, 2009 we owed Ms. Green 112,000 shares of our common stock with a fair value of $ 22,400 pursuant to the agreement. These shares have not been issued and have been recorded in our financial statements for the period ended October 31, 2009 as common stock subscribed.

On June 6, 2009 Bruce Pridmore, our Director, entered into an Option Agreement with Sandra E. Hamman, the spouse of Jonathan Willmer, our former Chief Medical Officer and former Director, pursuant to which Mr. Pridmore received options to purchase 1,000,000 shares of our common stock at a price of USD$0.002 per share until June 12, 2010. Options to purchase 150,000 shares of our common stock vested upon execution of the agreement and the remaining 850,000 will vest if and when we obtain a minimum of USD$2,000,000 in equity financing. The Option Agreement and discounted exercise price were offered as an incentive for Mr. Pridmore to join our Board of Directors, who may extend the term of the options. The terms of the Option Agreement were arranged by our management and Ms. Hamman as a means of securing Mr. Pridmore’s director services without diluting our issued and outstanding common stock. No similar option agreements exist with respect to any of our other officers, directors or principal shareholders.

On July 3, 2009 we issued 75,000 shares of our common stock to Violet Green, the parent of Penny Green, our Vice President of Corporate Finance, Secretary and Director, at a price of USD$0.20 per share for cash proceeds of USD$15,000.

On July 3, 2009 we issued 1,100 shares of our common stock to Angela Griffin, the sibling of Penny Green, our Vice President of Corporate Finance, Secretary and Director, at a price of USD$0.20 per share for cash proceeds of USD$220.

On July 13, 2009 we entered into a Director’s Agreement with Dr. Kamran Shojania, our Director, pursuant to which we issued Dr. Shojania options to purchase 150,000 shares of our common stock in exchange for his services as our Director. The options are exercisable at a price of USD$0.20 per share until the earlier of (i) July 13, 2011; (ii) 30 calendar days following the termination of the Director agreement between Dr. Shojania and us; or (iii) our common stock achieving a closing price of USD$0.50 or greater as quoted on a public stock exchange in Canada or the United Sates for a period of five trading days.

On July 13, 2009 we entered into a Director’s Agreement with Dr. Maziar Badii pursuant to which we issued Dr. Badii options to purchase 150,000 shares of our common stock in consideration for his services as our Director. The options are exercisable at a price of USD$0.20 per share until the earlier of (i) July 13, 2011; (ii) 30 calendar days following the termination of the Director agreement between Dr. Badii and us; or (iii) our common stock achieving a closing price of USD$0.50 or greater as quoted on a public stock exchange in Canada or the United Sates for a period of five trading days.

On July 24, 2009 we entered into a Shareholder’s Agreement with Dr. Hassan Salari, our former President, former Secretary, former Chief Scientific Officer, former Chairman and former Director, whereby Dr. Salari agreed to abide by the volume restrictions on the sale of our common stock found in Rule 144(e)(1) promulgated under the Securities Act of 1933. This means that Dr. Salari may only sell a maximum of 1% of our outstanding common stock or the average weekly reported volume of trading in our common stock in any three-month period.

On July 24, 2009 we entered into a Shareholder’s Agreement with Francine Salari, the spouse of Dr. Hassan Salari, our former President, former Secretary, former Chief Scientific Officer, former Chairman and former Director, whereby Ms. Salari agreed abide by the volume restrictions on the sale of our common stock found in Rule 144(e)(1) promulgated under the Securities Act of 1933. This means that Ms. Salari may only sell a maximum of 1% of our outstanding common stock or the average weekly reported volume of trading in our common stock in any three-month period.

On July 24, 2009 we entered into a Shareholder’s Agreement with Sandra E. Hamman, the spouse of Dr. Jonathan Willmer, our former Chief Medical Officer and former Director, whereby Ms. Hamman agreed abide by the volume restrictions on the sale of our common stock found in Rule 144(e)(1) promulgated under the Securities Act of 1933. This means that Ms. Hamman may only sell a maximum of 1% of our outstanding common stock or the average weekly reported volume of trading in our common stock in any three-month period.

On May 25, 2010 we entered into an Incentive Stock Option Agreement with Dr. Ahmad Doroudian wherein Dr. Doroudian received options to purchase 800,000 shares of our common stock at a price of $0.05 per share until May 25, 2015.

On May 25, 2010 we entered into an Incentive Stock Option Agreement with Penny Green wherein Ms. Green received options to purchase 400,000 shares of our common stock at a price of $0.05 per share until May 25, 2015.

Director Independence

We currently act with five directors, consisting of Dr. Ahmad Doroudian, Penny Green, Dr. Maziar Badii, Dr. Kamran Shojania and Bruce Pridmore.

Our audit committee consists of Dr. Ahmad Doroudian, Dr. Maziar Badii and Bruce Pridmore.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Related Party Transactions

The officers and directors of our company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between our company and other business interests. Our company has not formulated a policy for the resolution of such conflicts.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2010 and for fiscal year ended January 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31,
	2010	2009
Audit Fees	$13,550	$9,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,550	$9,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment(incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.5	Certificate of Name Change of 649186 B.C. Ltd. (Xerxes Health Corp.) (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.7	Certificate of Name Change of Xerxes Health Corp. (Neurokine Pharmaceuticals Inc.) (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

(10)	Material Contracts

10.1	Share Subscription of Dr. Ahmad Doroudian dated September 17, 2007 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.2	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

Exhibit
Number	Description

10.3	Management Consulting Agreement with Penny Green dated April 1, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.4	Director and Option Agreement with Dr. Kamran Shojania dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.5	Director and Option Agreement with Dr. Maziar Badii dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.6	Shareholder’s Agreement withi Dr. Hassan Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.7	Shareholder’s Agreement with Francine Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.8	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on March 4, 2010)

10.9	Master Service Agreement with Northern Lipids Inc. Dated October 2, 2007 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.10	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.11	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

(99)	Additional exhibits

99.1*	Audit Committee Charter

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROKINE PHARMACEUTICALS INC.

Date: May 28, 2010	/s/ Dr. Ahmad Doroudian
Dr. Ahmad Doroudian
President, Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 28, 2010	/s/ Dr. Ahmad Doroudian
Dr. Ahmad Doroudian
President, Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: May 28, 2010	/s/ Dr. Maziar Badii
Dr. Maziar Badii
Director

Date: May 28, 2010	/s/ Bruce Pridmore
Bruce Pridmore
Director

Date: May 28, 2010	/s/ Penny Green
Penny Green
Vice President of Corporate Finance, Secretary and Director