Form 10-Q
period 2010-04-30
Neurokine Pharmaceuticals Inc.
filed 2010-06-21
CIK 1464165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number: 333-161157

NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1275 West 6th Ave. Vancouver, British Columbia,
Canada V6H 1A6	604.805.7783
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 21, 2010 the registrant’s outstanding common stock consisted of <>28,021,618 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited interim financial statements of Neurokine Pharmaceuticals Inc. (the “Company”, “Neurokine”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS
INC.

Financial Statements

(Expressed in Canadian dollars)

Three Months Ended April 30, 2010

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian dollars)

	April 30,	January 31,
	2010	2010
	$	$
	(unaudited)

Assets
Current Assets
Cash	6,198	18,979
Total Assets	6,198	18,979

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	17,678	9,809
Loan payable (Note 3)	5,000	5,000
Total Current Liabilities	22,678	14,809
Stockholders’ Equity (Deficit)
Common Stock: 200,000,000 shares authorized, without par value 23,973,618 and 23,829,618 shares issued and outstanding	855,284	826,484
Common stock subscribed (Note 5)	9,600	32,000
Additional paid-in capital	42,159	42,159
Accumulated deficit during the development stage	(923,523)	(896,473)
Total Stockholders’ Equity (Deficit)	(16,480)	4,170
Total Liabilities and Stockholders’ Equity (Deficit)	6,198	18,979

Nature of Operations and Continuance of Business (Note 1)

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian dollars)
(unaudited)

			Accumulated
			from June 10,
	For the Three	For the Three	2002 (Date of
	Months Ended	Months Ended	Inception) to April
	April 30,	April 30,	30,
	2010	2009	2010
	$	$	$

Revenue	–	–	–

Expenses
Foreign exchange loss	182	–	4,318
General and administrative	10,630	3,823	86,672
Management fees (Note 5)	6,400	–	52,900
Professional fees	9,838	8,980	54,959
Research and development	–	–	224,674
Royalty and license fee	–	–	500,000
Total Expenses	27,050	12,803	923,523
Net Loss	(27,050)	(12,803)	(923,523)

Net loss per share, basic and diluted	–	–

Weighted average shares outstanding	23,878,157	23,740,418

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian dollars)
(unaudited)

			Accumulated
			from June 10,
	For the Three	For the Three	2002 (Date of
	Months Ended	Months Ended	Inception) to
	April 30,	April 30,	April 30,
	2010	2009	2010
	$	$	$

Operating Activities
Net loss for the period	(27,050)	(12,803)	(923,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issuable for management fees	6,400	–	38,400
Shares issued for royalties	–	–	500,000
Shares issued for services	–	–	60,000
Stock-based compensation	–	–	42,159
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,869	–	17,678
Net Cash Used In Operating Activities	(12,781)	(12,803)	(265,286)
Financing Activities
Proceeds from issuance of common shares	–	–	82,896
Shares subscriptions received	–	–	183,588
Proceeds from loans received	–	5,000	5,000
Net Cash Provided by Financing Activities	–	5,000	271,484
Increase (Decrease) in Cash	(12,781)	(7,803)	6,198
Cash – Beginning of Period	18,979	29,724	–
Cash – End of Period	6,198	21,921	6,198

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended April 30, 2010
(Expressed in Canadian dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Neurokine Pharmaceuticals Inc. (the “Company”) was incorporated in British Columbia under the Business Corporations Act on June 10, 2002. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” and is in the business of developing and commercializing new uses for existing prescription drugs for diseases mediated by acute and chronic inflammatory reactions as well as developing proprietary encapsulation technology in the treatment of neurodegenerative diseases.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2010, the Company has not earned any revenue, and has an accumulated deficit of $923,523. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	(a)	Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year-end is January 31.

	(b)	Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2010.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2010, and the results of its operations and cash flows for the three month period ended April 30, 2010 and 2009. The results of operations for the period ended April 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended April 30, 2010
(Expressed in Canadian dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(c)	Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value on share-based payments, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(e)	Research and Development

Research costs are expensed in the period that they are incurred. Development costs are expensed in the period that they are incurred unless the Company believes a development project meets generally accepted criteria for deferral and amortization.

	(f)	Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	(g)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share“. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended April 30, 2010
(Expressed in Canadian dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(h)	Foreign Currency Translation

The Company’s functional currency and its reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. The financial statements of the Company are translated to Canadian dollars in accordance with ASC 830, “Foreign Currency Translation Matters” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(i)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2010 and January 31, 2009, the Company had no items representing comprehensive loss.

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

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended April 30, 2010
(Expressed in Canadian dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(k)	Recent Accounting Pronouncements

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

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended April 30, 2010
(Expressed in Canadian dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(k) Recent Accounting Pronouncements (continued)

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

3.	Loan Payable

On April 1, 2009, the Company entered into a demand loan with a company controlled by a director of the Company for $5,000. Under the terms of the loan, the amount is unsecured, non-interest bearing, and due on demand.

4.	Related Party Transactions

(a) During the three months ended April 30, 2010, the Company incurred management fees of $6,400 (2009 - $nil) to management and directors of the Company.

(b) As at April 30, 2010, the Company owes $5,000 to a company controlled by a director of the Company, as disclosed in Note 3.

5.	Common Stock

During the period ended April 30, 2010, the Company authorized the issuance of 32,000 common shares with a value of $6,400 for management fees. On March 31, 2010, the Company issued 144,000 common shares with a fair value of $28,800 for management fees that were previously recorded as common stock subscribed. As at April 30, 2010, the Company has authorized 48,000 common shares with a fair value of $9,600 which has not been issued,

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended April 30, 2010
(Expressed in Canadian dollars)
(unaudited)

6.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	$	(years)	$
Outstanding and exercisable, January 31, 2009	–	–

Granted	300,000	0.20
Outstanding and exercisable, January 31, 2010 and April 30, 2010	300,000	0.20	0.21	–

Additional information regarding stock options as of April 30, 2010, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
300,000	0.20	July 13, 2010
300,000

As of April 30, 2010, the Company had no unrecognized compensation expense relating to unvested options.

7.	Subsequent Events

On May 3, 2010, the Company issued 48,000 common shares for management fees relating to a management agreement that expired on March 31, 2010. Refer to Note 5.

On May 28, 2010, the Company issued 4,000,000 common shares at US$0.005 per common share for proceeds of US$20,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Results of Operations – Three Months Ended April 30, 2010 and Three Months Ended April 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2010, which are included herein.

Our operating results for the three months ended April 30, 2010, for the three months ended April 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Change Between Three Month Period Ended April 30, 2010 and April 30, 2009
Revenue	$ Nil	$ Nil	$ Nil
Foreign exchange loss (gain) loss	$ 182	$ Nil	$ 182
General and administrative	$ 10,630	$ 3,823	$ 6,807
Management fees	$ 6,400	$ Nil	$ 6,400
Professional fees	$ 9,838	$ 8,980	$ 858
Net (Loss)	$ (27,050)	$ (12,803)	$ 14,247

Our accumulated losses increased to $923,523 as of April 30, 2010. Our financial statements report a net loss of $27,050 for the three month period ended April 30, 2010 compared to a net loss of $12,803 for the three month period ended April 30, 2009. Our losses have increased primarily as a result of increased general and administrative fees and management fees.

Our total current liabilities as of April 30, 2010 were $22,678 as compared to total liabilities of $14,809 as of January 31, 2010. The increase was due to accounts payable and increased liabilities.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	January 31,
	2010	2010
Current assets	$6,198	18,979
Current liabilities	22,678	14,809
Working capital (deficit)	$(16,480)	4,170

Cash Flows

	At	At
	April 30,	April 30,
	2010	2009
Net cash used in operating activities	$(12,781)	(12,803)
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	Nil	5,000
Net increase (decrease) in cash during period	$(12,781)	(7,803)

Operating Activities

Net cash used by operating activities was $12,781 in the three months ended April 30, 2010 compared with net cash used by operating activities of $12,803 in the three months ended April 30, 2009.

Investing Activities

Net cash used in investing activities was $Nil in the three months ended April 30, 2010 compared to net cash used in investing activities of $Nil in the three months ended April 30, 2009.

Financing Activities

Net cash provided by financing activities was $Nil in the three months ended April 30, 2010 compared to $5,000 provided by financing activities in the three months ended April 30, 2009.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses
Sales and Marketing Costs
Advertising	$3,600
Investor Relations	$60,000
Literature	$6,000
Conference Attendance	$21,000
Travel	$22,000
Entertainment and Promotions	$2,400
Total Sales and Marketing Costs	$115,000
General and Administrative Expenses
Professional Fees	$60,000
Consulting Support	$30,000
Employee Salaries and Benefits	$384,000
Office Equipment	$1,600
Office Supplies	$1,200
Office and Lab Lease	$40,000
Telephone, Fax, Cellular, Internet	$6,000
Vehicles and Transportation	$14,400
Total General and Administrative Expenses	$537,200
Clinical Trials
NK-001	$1,355,000
NK-002	$500,000
Total Clinical Trials	$1,855,000

Based on our planned expenditures, we will require additional funds of approximately $2.5MM (a total of $2,507,208 less our negative working capital of approximately $828 as of April 30, 2010) to proceed with our business plan over the next 12. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2010 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

On September 30, 2009, our company adopted changes issued by FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our company’s financial statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: June 21, 2010	/s/ Dr. Ahmad Doroudian
Dr. Ahmad Doroudian
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 21, 2010	/s/ Judson Culter
Judson Culter
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)