Form 10-Q
period 2010-07-31
Neurokine Pharmaceuticals Inc.
filed 2010-09-14
CIK 1464165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 13, 2010 the registrant’s outstanding common stock consisted of 32,021,618 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The unaudited interim financial statements of Neurokine Pharmaceuticals Inc. (the “Company”, “Neurokine”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC.
Financial Statements
(Expressed in Canadian dollars)
Six Months Ended July 31, 2010

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian dollars)

	July 31,
	2010	January 31, 2010
	$	$
	(unaudited)

Assets
Current Assets
Cash	2,744	18,979
Total Assets	2,744	18,979

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities (Note 5)	24,169	9,809
Loan payable (Note 3)	–	5,000
Total Current Liabilities	24,169	14,809
Stockholders’ Equity (Deficit)
Common Stock: 200,000,000 shares authorized, without par value 24,021,618 and 23,829,618 shares issued and outstanding	864,884	826,484
Common stock subscribed (Note 4)	32,500	32,000
Additional paid-in capital	47,235	42,159
Accumulated deficit during the development stage	(966,044)	(896,473)
Total Stockholders’ Equity (Deficit)	(21,425)	4,170
Total Liabilities and Stockholders’ Equity (Deficit)	2,744	18,979

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 7)

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian dollars)
(unaudited)

					Accumulated
					from June 10,
	For the Three	For the Three	For the Six	For the Six	2002(Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to July
	July 31,	July 31,	July 31,	July 31,	31,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Foreign exchange (gain) loss	(395)	1,170	(213)	1,170	3,923
General and administrative	11,646	50,787	22,276	54,610	98,318
Management fees (Note 5)	8,076	12,800	14,476	12,800	60,976
Professional fees	23,194	11,203	33,032	20,183	78,153
Research and development	–	–	–	–	224,674
Royalty and license fee	–	–	–	–	500,000

Total Expenses	42,521	75,960	69,571	88,763	966,044

Net Loss	(42,521)	(75,960)	(69,571)	(88,763)	(966,044)

Net loss per share, basic and diluted	–	–	–	–

Weighted average shares outstanding	24,020,575	23,768,000	23,952,137	23,754,000

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian dollars)
(unaudited)

			Accumulated from
	For the Six	For the Six	June 10, 2002 (Date
	Months Ended	Months Ended	of Inception) to
	July 31,	July 31,	July 31,
	2010	2009	2010
	$	$	$

Operating Activities
Net loss for the period	(69,571)	(88,763)	(966,044)

Adjustments to reconcile net loss to net cash used in
operating activities:
Shares issuable for management fees	6,400	12,800	38,400
Shares issued for royalties	–	–	500,000
Shares issued for services	–	–	60,000
Stock-based compensation	5,076	42,159	47,235

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,360	–	29,169
Due to related parties	–	3,453	–

Net Cash Used In Operating Activities	(38,735)	(30,351)	(291,240)

Financing Activities
Proceeds from issuance of common shares	–	20,421	82,896
Shares subscriptions received	22,500	–	206,088
Proceeds from loans received	–	5,000	5,000

Net Cash Provided by Financing Activities	22,500	25,421	293,984

Increase (Decrease) in Cash	(16,235)	(4,930)	2,744

Cash – Beginning of Period	18,979	29,724	–

Cash – End of Period	2,744	24,794	2,744

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issuable for settlement of debt	10,000		10,000

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended July 31, 2010
(Expressed in Canadian dollars)
(unaudited)

1.	Basis of Presentation

The accompanying financial statements of Neurokine Pharmaceuticals Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010- 11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

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

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended July 31, 2010
(Expressed in Canadian dollars)
(unaudited)

2.	Recent Accounting Pronouncements (continued)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Loan Payable

On April 1, 2009, the Company entered into a demand loan with a company controlled by a director of the Company for $5,000. Under the terms of the loan, the amount is unsecured, non-interest bearing, and due on demand. On July 30, 2010, the loan was converted into 1,000,000 common shares of the Company. Refer to Note 4(e).

4.	Common Stock

	a)	On March 31, 2010, the Company issued 144,000 common shares with a fair value of $28,800 for management fees that were previously recorded as common stock subscribed.

	b)	On May 3, 2010, the Company issued 48,000 common shares with a fair value of $9,600 for management fees that were previously recorded as common stock subscribed.

c)

During the period ended July 31, 2010, the Company received US$20,000 for the issuance of 4,000,000 units. Each unit is comprised of one common share of the Company and one-quarter share purchase warrant where each share purchase warrant grants the holder to purchase one additional common share of the Company at $0.05 per unit for a five year period from the date of issuance. As at July 31, 2010, the units have not been issued and the amounts have been recorded as common stock subscribed.

d)

During the period ended July 31, 2010, the Company received US$2,500 for the issuance of 500.000 units. Each unit is comprised of one common share of the Company and one share purchase warrant where each share purchase warrant grants the holder to purchase one additional common share of the Company at $0.05 per unit for a five year period from the date of issuance. As at July 31, 2010, the units have not been issued and the amounts have been recorded as common stock subscribed.

e)

On July 31, 2010, the Company settled $5,000 of loan payable and $5,000 of accounts payable in exchange for 2,000,000 units. Each unit is comprised of one common share of the Company and one share purchase warrant where each share purchase warrant grants the holder to purchase one additional common share of the Company at $0.05 per unit for a five year period from the date of issuance. As at July 31, 2010, the units have not been issued and the amounts have been recorded as common stock subscribed.

5.	Related Party Transactions

	(a)	During the six months ended July 31, 2010, the Company incurred management fees of $9,400 (2009 - $nil) to management and directors of the Company.

	(b)	As at July 31, 2010, the Company owes $919 (January 31, 2010 - $2,913) to a company controlled by a director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(c)	As at July 31, 2010, the Company owes $720 (January 31, 2010 - $343) to the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended July 31, 2010
(Expressed in Canadian dollars)
(unaudited)

6.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	$	(years)	$
Outstanding and exercisable, January 31, 2010	300,000	0.20
Granted	1,200,000	0.005
Expired	(300,000)	0.20
Outstanding and exercisable,
July 31, 2010	1,200,000	0.005	4.87	–

Additional information regarding stock options as of July 31, 2010, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
1,200,000	0.005	June 16, 2015
1,200,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

Six months
ended
July 31,
2010

Risk-free Interest rate	2.06%
Expected life (in years)	5.0
Expected volatility	125%

The weighted average fair value of the stock options granted during fiscal 2010 was $0.004 per option.

As of July 31, 2010, the Company has no unrecognized compensation expense relating to unvested options.

7.	Subsequent Events

	a)	In August 2010, the Company issued 6,500,000 common shares and 3,500,000 share purchase warrants relating to share subscriptions noted in Notes 4(c), (d), and (e).

b)

In August 2010, the Company issued 1,500,000 units for proceeds of US$7.500. Each unit is comprised of one common share of the Company and one share purchase warrant granting the holder to purchase one additional common share of the Company at $0.05 per share for a period of five years from the date of issuance.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2010, which are included herein.

Our operating results for the three and six months ended July 31, 2010 and 2009are summarized as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-
Foreign exchange loss (gain)	$(395)	$1,170	$(213)	$1,170
General and administrative	$11,646	$50,787	$22,276	$54,610
Management fees	$8,076	$12,800	$14,476	$12,800
Professional fees	$23,194	$11,203	$33,032	$20,183
Net Loss	$(42,521)	$(75,960)	$(69,571)	$(88,763)

For the three months ended July 31, 2010, our net losses decreased by 33,439, or 44.02% as compared to the three months ended July 31, 2009. Our losses have decreased primarily due to lower general and administrative expenses.

Our total current liabilities as of July 31, 2010 were $24,169 as compared to total liabilities of $14,809 as of January 31, 2010. The increase was due to an increase in trade payables related to professional fees and filing fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

Subsequent to year-end, we entered into a consulting CFO contract. Pursuant to the contract with our CFO, a portion of his remuneration will be in the form of common stock. As the amounts are subject to hourly billings, we cannot estimate the amount of anticipated equity grants at this time. Currently, there is no other equity compensation anticipated at this time.

Liquidity and Financial Condition

Working Capital

	At	At	Percentage
	July 31,	Jan 31,	Increase /
	2010	2010	(Decrease)
Current Assets	$2,744	$18,979	(85.54%	)
Current Liabilities	$24,169	$14,809	63.20%
Working Capital	$(21,425)	$4,170	(613.79%	)

Cash Flows

	Six Months Ended
	July 31,
	2010	2009
Net Cash Provided (Used) by Operating Activities	$(38,735)	$(30,351)
Net Cash Provided (Used) by Financing Activities	$22,500	$25,421
Increase (Decrease) in Cash During the Period	$(16,235)	$(4,930)

Operating Activities

Net cash used by operating activities was $38,735 in the six months ended July 31, 2010 compared with net cash used by operating activities of $30,351 in the three months ended July 31, 2009.

Investing Activities

We did not incur any investing activities during the six months ended July 31, 2010 and 2009.

Financing Activities

Net cash provided by financing activities was $22,500 in the six months ended July 31, 2010 compared to $25,421 provided by financing activities in the three months ended July 31, 2009.

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

Based on our planned expenditures, we will require additional funds of approximately $2.5 million (a total of $2,507,208 plus our negative working capital of $21,425 as of July 31, 2010) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2010, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. Our company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of our company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. Our company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on our company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which our company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

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

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On May 28, 2010, we received a resignation from Penny Green and Dr. Ahmad Doroudian. Ms. Green resigned as the Company’s Vice President of Finance, Secretary and director and Dr. Doroudian resigned as the Company’s Chief Financial Officer and Principal Accounting Officer but will remain as the President, Chief Executive Officer and director. Ms. Green’s and Dr. Doroudian’s resignations were not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise.

To fill the vacancies created by the resignations of Ms. Green and Dr. Doroudian, the Company appointed the following individuals:

  Judson Culter as the Company’s Chief Financial Officer and Principal Accounting Officer; and

  Dr. Hassan Salari as the Company’s Secretary.

On May 18th, 2010, we entered into a consulting agreement with Judson Culter for CFO and Principle Accounting Officer services. Judson is a licensed and experienced CPA and will help us redesign our internal controls, fill-out our management team with respect to the accounting and finance roles, and assist with financing and fund-raising. We do not expect any additional material changes in the number of employees over the next 12 month period. However, we may also enter into employment or consulting agreements with our officers or directors. We do and will continue to outsource contract employment as needed.

On June 16, 2010, Neurokine Pharmaceuticals Inc. (the “Company”, “we”, “us”) received a resignation from Bruce Pridmore. Mr. Pridmore resigned as the Company’s director. Mr. Pridmore’s resignation was not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise. To fill the vacancy created by the resignation of Mr. Bruce, the Company appointed the following individual: Dr. David Filer as the Company’s director, effective June 21, 2010. Our board of directors now consists of Dr. Ahmad Doroudian, Dr. Hassan Salari, Dr. Maziar Badii and Dr. Kamran Shojania and Dr. David Filer.

During the last 10 years, Dr. Filer has been self employed and has worked as a healthcare analysts in New York. He worked in that capacity for a number of investment bankers and brokerage firms as well as biotechnology companies in North America. He is a prominent healthcare analyst in New York and assisted companies such as Paramount Biocapital, Sunrise Equities, Centercort Capital, Spencer Trask Ventures, Altira Capital, Cornerstone Pharmaceuticals, Cleveland Biolabs, Advaxis, Biocancell, United Therapeutics, Enzon Inc. Working with investors professional managers and inventors to establish and guide their companies seeking the clinical investigation and commercial development of cutting edge technologies and products. Furthermore, he managed the merger of Unigene and Pfizer in deal valued at $60 MM. Dr. Filer has a Ph.D. in Microbiology and Molecular Biology and worked at the New York University Medical Center as teaching instructor from 1984-1999.

There are no family relationships among our directors or executive officers. There have been no transactions between our company and Mr. Filer since our last fiscal year which would be required to be reported herein.

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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: September 14, 2010	/s/ Dr. Ahmad Doroudian
Dr. Ahmad Doroudian
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 14, 2010	/s/ Judson Culter
Judson Culter
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)