Form 10-Q
period 2010-10-31
Neurokine Pharmaceuticals Inc.
filed 2010-12-15
CIK 1464165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number 333-161157

NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West 6th Ave. Vancouver, British Columbia, Canada	V6H 1A6
(Address of principal executive offices)	(Zip Code)

604.805.7783
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES     [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES     [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES     [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
33,621,618 common shares issued and outstanding as of December 15, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The unaudited interim financial statements of Neurokine Pharmaceuticals Inc. (the “Company”, “Neurokine”, “we”, “our”, “us”) follow. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC.

Financial Statements

(Expressed in Canadian dollars)

Nine Months Ended October 31, 2010

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian dollars)

	October 31,	January 31,
	2010	2010
	$	$
	(unaudited)

Assets

Current Assets

Cash	1,900	18,979

Total Assets	1,900	18,979

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities (Note 5)	25,002	9,809
Loan payable (Note 3)	–	5,000

Total Current Liabilities	25,002	14,809

Stockholders’ Equity (Deficit)

Common Stock: 200,000,000 shares authorized, without par value 33,621,618 and 23,829,618 shares issued and outstanding	914,286	826,484
Common stock subscribed (Note 4)	1,607	32,000
Additional paid-in capital	47,235	42,159
Accumulated deficit during the development stage	(986,230)	(896,473)

Total Stockholders’ Equity (Deficit)	(23,102)	4,170

Total Liabilities and Stockholders’ Equity (Deficit)	1,900	18,979

Nature of Operations and Continuance of Business (Note 1)

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian dollars)
(unaudited)

					Accumulated
					from June 10,
	For the Three	For the Three	For the Nine	For the Nine	2002 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Foreign exchange (gain) loss	1,034	–	821	1,169	4,957
General and administrative	4,081	1,330	26,357	55,940	102,399
Management fees (Note 5)	9,000	9,600	23,476	22,400	69,976
Professional fees	6,071	–	39,103	20,183	84,224
Research and development	–	3,185	–	3,185	224,674
Royalty and license fee	–	–	–	–	500,000

Total Expenses	20,186	14,115	89,757	102,877	986,230

Net Loss	(20,186)	(14,115)	(89,757)	(102,877)	(986,230)

Net loss per share, basic and diluted	–	–	–	–

Weighted average shares outstanding	31,934,661	23,829,618	26,636,241	23,782,727

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian dollars)
(unaudited)

			Accumulated from
	For the Nine	For the Nine	June 10, 2002(Date
	Months Ended	Months Ended	of Inception) to
	October 31,	October 31,	October 31,
	2010	2009	2010
	$	$	$

Operating Activities
Net loss for the period	(89,757)	(102,877)	(986,230)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for management fees	6,400	22,400	38,400
Shares issued for royalties	–	–	500,000
Shares issued for services	–	–	60,000
Stock-based compensation	5,076	42,159	47,235

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	20,476	–	30,285
Due to related parties	–	3,453	–

Net Cash Used In Operating Activities	(57,805)	(34,865)	(310,310)

Financing Activities

Proceeds from issuance of common shares and subscriptions	40,726	20,421	307,210
Proceeds from loans received	–	5,000	5,000

Net Cash Provided by Financing Activities	40,726	25,421	312,210

Increase (Decrease) in Cash	(17,079)	(9,444)	1,900

Cash – Beginning of Period	18,979	29,724	–

Cash – End of Period	1,900	20,280	1,900

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issued for settlement of debt	10,000	--	10,000

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended October 31, 2010
(Expressed in Canadian dollars)
(unaudited)

1.	Nature of Business and Continuance of Operations

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2010, the Company has not earned any revenue, and has an accumulated deficit of $986,230. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 30, 2010, and the results of its operations and cash flows for the three and nine month periods ended October 31, 2010 and 2009. The results of operations for the period ended October 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended October 31, 2010
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

	(d)	Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended October 31, 2010
(Expressed in Canadian dollars)
(unaudited)

2.	Significant Accounting Pronouncements (continued)

	(d)	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Loan Payable

On April 1, 2009, the Company entered into a demand loan with a company controlled by a director of the Company for $5,000. Under the terms of the loan, the amount is unsecured, non-interest bearing, and due on demand. On July 30, 2010, the loan was converted into 2,000,000 common shares of the Company. Refer to Note 4(d).

4.	Common Stock

	(a)	On March 31, 2010, the Company issued 144,000 common shares with a fair value of $28,800 for management fees that were previously recorded as common stock subscribed.

	(b)	On May 3, 2010, the Company issued 48,000 common shares with a fair value of $9,600 for management fees that were previously recorded as common stock subscribed.

(c)

On July 31, 2010, the Company received $20,566 (US$20,000) for the issuance of 4,000,000 units. Each unit is comprised of one common share of the Company and one-quarter share purchase warrant where each share purchase warrant grants the holder to purchase one additional common share of the Company at $0.005 per unit for a five year period from the date of issuance.

(d)

On July 31, 2010, the Company received $10,283 (US$10,000) for the issuance of 2,000,000 units. Each unit is comprised of one common share of the Company and one share purchase warrant where each share purchase warrant grants the holder to purchase one additional common share of the Company at $0.005 per unit for a five year period from the date of issuance.

(e)

On July 31, 2010, the Company issued 2,000,000 units at US$0.005 per unit to settle $5,000 of loan payable and $5,283 of accounts payable. Each unit is comprised of one common share of the Company and one share purchase warrant where each share purchase warrant grants the holder to purchase one additional common share of the Company at $0.005 per unit for a five year period from the date of issuance.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended October 31, 2010
(Expressed in Canadian dollars)
(unaudited)

4.	Common Stock (continued)

(f)

On September 9, 2010, the Company issued 1,200,000 common shares for proceeds of $6,203 (US$6,000) relating to the exercise of share purchase warrants and issued 400,000 common shares for proceeds of $2,067 (US$2,000) relating to the exercise of stock options. The Company also issued 400,000 common shares for stock options exercised for proceeds of US$2,000.

5.	Related Party Transactions

(a) During the nine months ended October 31, 2010, the Company incurred management fees of $18,400 (2009 - $nil) to management and directors of the Company.

(b)

As at October 31, 2010, the Company owes $919 (January 31, 2010 - $2,913) to a company controlled by a director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c) As at October 31, 2010, the Company owes $7,443 (January 31, 2010 - $343) to the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

6.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$
Outstanding and exercisable, January 31, 2010	1,300,000	0.05

Granted	1,200,000	0.005
Exercised	(400,000)	0.005
Expired	(300,000)	0.20
Outstanding and exercisable, October 31, 2010	1,800,000	0.005	4.35	4,527,000

Additional information regarding stock options as of October 31, 2010, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
1,000,000	0.005	January 21, 2015
800,000	0.005	May 25, 2015
1,800,000

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended October 31, 2010
(Expressed in Canadian dollars)
(unaudited)

6.	Stock Options (continued)

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

Nine months
ended
October 31,
2010

Risk-free Interest rate	2.06%
Expected life (in years)	5.0
Expected volatility	125%

The weighted average fair value of the stock options granted during fiscal 2010 was $0.004 per option. As of October 31, 2010, the Company has no unrecognized compensation expense relating to unvested options.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, January 31, 2010	–	–
Issued	5,000,000	0.005
Exercised	(1,200,000)	0.005
Balance, October 31, 2010 (unaudited)	3,800,000	0.005

As at October 31, 2010, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
3,800,000	0.005	July 29, 2015
3,800,000

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

General Overview

We are a development stage biopharmaceutical company. We were incorporated in the Province of British Columbia, Canada under the name “649186 B.C. Ltd.” on June 10, 2002. On September 9, 2003 we changed our name to “Xerxes Health Corp.” and on June 26, 2007 we adopted our current name, “Neurokine Pharmaceuticals Inc.”. We have no subsidiaries.

Our principal executive office is located at 1275 West 6th Avenue, Vancouver, British Columbia, Canada, V6H 1A6. Our telephone number is (604) 805-7783.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2010, which are included herein.

Our operating results for the three and nine months ended October 31, 2010 and 2009 are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-
Foreign exchange loss (gain)	$1,034	$-	$821	$1,169
General and administrative	$4,081	$1,330	$26,357	$55,940
Management fees	$9,000	$9,600	$23,476	$22,400
Professional fees	$6,071	$-	$39,103	$20,183
Research and Development	$-	$3,185	$-	$3,185
Net Loss	$20,186	$14,115	$89,757	$102,877

For the three months ended October 31, 2010, our net losses increased by $6,071 as compared to the three months ended October 31, 2009. Our losses increased primarily due to an increase in professional fees. For the nine months ended October 31, 2010, our net losses decreased by $13,120 as compared to the nine months ended October 31, 2009. Our losses decreased primarily due to a decrease in general and administrative expenses. Our net loss from inception is $986,230.

Our total current liabilities as of October 31, 2010 were $25,002 as compared to total liabilities of $14,809 as of January 31, 2010. The increase was due to an increase in trade payables related to professional fees and filing fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	January 31,
	2010	2010
Current Assets	$1,900	$18,979
Current Liabilities	$25,002	$14,809
Working Capital (Deficit)	$(23,102)	$4,170

Cash Flows

	Nine Months Ended
	October 31,
	2010	2009
Net Cash Provided (Used) by Operating Activities	$(57,805)	$(34,865)
Net Cash Provided (Used) by Financing Activities	$40,726	$25,421
Increase (Decrease) in Cash During the Period	$(17,079)	$(9,444)

Operating Activities

The increase in cash used on operating activities during the period in 2010 was the result of increased expenses and a decrease in the use of stock based compensation to pay for services. The increase in cash provided by financing activities during the period ended 2010 was the result of an increase in proceeds from issuances of our common stock.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2010 and 2009.

Financing Activities

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

Based on our planned expenditures, we will require additional funds of approximately $2.5 million to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2010, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on the evaluation of these disclosure controls and procedures the chief executive officer (our principal executive officer) and the chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 9, 2010, we issued 1,200,000 common shares for proceeds of $6,203 (US$6,000) relating to the exercise of share purchase warrants and issued 400,000 common shares for proceeds of $2,067 (US$2,000) relating to the exercise of stock options. We also issued 400,000 common shares for stock options exercised for proceeds of US$2,000. These securities were issued under exemptions from registration in Regulation S of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
No.

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

(10)	Material Contracts

10.1	Share Subscription of Dr. Ahmad Doroudian dated September 17, 2007 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.2	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.3	Management Consulting Agreement with Penny Green dated April 1, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.4	Director and Option Agreement with Dr. Kamran Shojania dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.5	Director and Option Agreement with Dr. Maziar Badii dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.6	Shareholder’s Agreement withi Dr. Hassan Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.7	Shareholder’s Agreement with Francine Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.8	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on March 4, 2010)

10.9	Master Service Agreement with Northern Lipids Inc. Dated October 2, 2007 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.10	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.11	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.12	Subscription Agreement with Hassan Salari (incorporated by reference from our Form 8-K filed on August 12, 2010)

10.13	Subscription Agreement with Ahmad Doroudian (incorporated by reference from our Form 8-K filed on August 12, 2010)

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ahmad Doroudian

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Moira Ong

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Ahmad Doroudian

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Moira Ong

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: December 15, 2010	/s/ Ahmad Doroudian
Dr. Ahmad Doroudian
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 15, 2010	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)