Form 10-K
period 2011-01-31
Neurokine Pharmaceuticals Inc.
filed 2011-05-11
CIK 1464165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-161157

NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1275 West 6th Avenue, Vancouver, British Columbia	V6H 1A6
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 604.221.0595

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ]     No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ]     No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [ ]     No [ x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes[ ]     No[ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (there were no trades during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
33,621,618 as of May 5, 2011

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

Our financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms we", "us", "our" and "our company" mean Neurokine Pharmaceuticals Inc., unless otherwise indicated.

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

In contrast, NK-002 is a new formulation for the delivery of an existing drug and is therefore properly classified as a new drug. As a new drug, NK-002 will require a complete development program, including the full range of successful pre-clinical, safety and pharmacokinetic studies before advanced clinical testing will be permitted to occur. Both of our planned products, including our flagship product NK-001, are in the development stage as of the date of this Annual Report and neither has been approved to date for sale to the public in any country.

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001and NK-002, was carried out by Dr. Ahmad Doroudian, our director and sole officer, Jonathan Willmer, our former Chief Medical Officer and former director, and Dr. Hassan Salari, a former officer and director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements. We have not carried on any research and development activities since January 2009 and our ability to continue our research and development activities depends on securing additional financing.

A brief summary of the major stages of our business plan that we are seeking to complete over the next 12 months and the cost estimates to complete each step are as follows:

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

Product
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $500,000 Estimated Completion Date: November, 2011
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $1,355,000 Estimated Completion Date: September, 2012	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

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

In contrast, NK-002 is a new formulation for the delivery of Etanercept and is therefore properly classified as a new drug. As a new drug, NK-002 will require a full development program, including a full range of successful pre-clinical, safety, and pharmacokinetic studies before advanced clinical testing will be permitted to occur. Both of our planned products, including our flagship product NK-001, are in the development stage as of the date of this Annual Report and neither has been approved for sale to the public in any country.

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001 and NK-002, was carried out by Dr. Ahmad Doroudian, our director and sole officer, Jonathan Willmer, our former Chief Medical Officer and former director, and Dr. Hassan Salari, a former officer and director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We have relied primarily on three contractors in this regard. The first, Globe Laboratories Inc., is a center for drug research and development founded and controlled by Julian Salari, a former officer and director of our company, that provides us with expertise in manufacturing certain generic drugs that are the basis of our planned products. The second, Virtus Clinical Development (Pty.) Limited is a South African firm that specializes in the planning and execution of clinical trials and has developed the clinical protocol of NK-001 on our behalf and entered into an agreement with us to conduct that clinical trial. The third, Northern Lipids Inc., assisted us to develop certain liposomal encapsulations for our development of NK-002. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements.

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

Our study will involve identifying 50 otherwise healthy individuals undergoing heart bypass surgery, performing pre-surgery cognitive assessment, administering NK-001 (Etanercept) pre- and post-surgery and six months of follow up. We anticipate that we will begin our trial in the winter of 2011, and we anticipate the full cost of the trial to be approximately $1,350,000.

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

Employees and Consultants

As of May 5, 2011, we did not have any full-time or part-time employees. We currently engage independent contractors in the areas of accounting, legal and auditing services. We plan to engage independent contractors in the areas of clinical trial data management. Dr. Ahmad Doroudian provides his services to us with remuneration on a non-exclusive basis. Dr. Maziar Badii and Richard Azani, our directors, provide their services to us as remunerated consultants.

Government Regulations

In this section and throughout this Annual Report, the term “FDA” means the United States Food and Drug Administration.

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

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

There is substantial doubt as to whether we will continue operations. If we discontinue operations, you could lose your investment.

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2011 we had not earned any revenues and had an accumulated deficit of $3,919,531. We anticipate that we will incur increased expenses without realizing sufficient revenues (if any) to offset those expenses, and we therefore expect to incur significant losses for the foreseeable future. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our auditor has indicated in our financial statements that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

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

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. Our net loss was $3,023,058 for the year ended January 31, 2011, $120,134 for the year ended January 31, 2010 and $3,919,531 from our inception on June 10, 2002 to January 31, 2011. We expect to incur substantial and increasing losses for the foreseeable future as we develop, seek regulatory approval for and commercialize our product candidates and pursue our other research and development activities. If our flagship product NK-001 is not successful in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize NK-001 or any of our other product candidates. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We will require substantial funds to research, develop, test and protect our product candidates, and to manufacture and market any such candidates that may be approved for commercial sale. Based on our current cash levels, we do not have sufficient cash to meet our planned day-to-day operating needs through January 2012, including our planned research and development activities. We raised approximately $41,009 through a private placements during the year ended January 31, 2011 and $65,079 from the issuance of a convertible debenture. Based on our planned research and development activities, we anticipate that we will require additional funds of approximately $722,163 to meet our planned day-to-day operating needs for the next 12 months. If we do not raise sufficient funds, our plan of operation will be delayed until such time as we raise sufficient funds, provided we are able to do so. Further, the cost of carrying out our operating activities and research and development activities is not fixed, and our cash levels may at any time prove to be insufficient to finance them. Our financing needs may change substantially because a number of factors which are difficult to predict or which may be outside of our control. These include increased competition, the costs of licensing existing drugs and protecting rights to our proprietary technology, the resources required to complete pre-clinical and clinical studies, and the length and results of the regulatory approval process.

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

If our research and development projects are not completed in a timely fashion (by the end of December 2011), our company could experience:

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

Other Risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the non U.S. officers and directors for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, specifically Canada and Colombia, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

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

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock quoted on the OTC Bulletin Board under the Symbol "NEUKF". Our common stock was listed for quotation on April 13, 2010.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
January 31, 2011	$2.41	$0.51
October 31, 2010	$2.52	$2.40
July 31, 2010	N/A(1)	N/A(1)
April 30, 2010	N/A(1)	N/A(1)

(1)	Our common stock was listed for quotation on April 13, 2010. Our first trade did not occur until October 4, 2010.

As of May 5, 2011, there were approximately 42 holders of record of our common stock. As of such date, 33,621,618 common shares were issued and outstanding.

Our common shares are issued in registered form. Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701 (Telephone: 727.289.0010) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2011.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of May 5, 2011, we had outstanding options to purchase 800,000 shares of our common stock at $0.005 exercisable until May 25, 2015. As of May 5, 2011, we had outstanding warrants to purchase 3,800,000 shares of our common stock at $0.005 per stock exercisable until July 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2011.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2011 and January 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 30 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending January 31, 2011 and 2010

		Year Ended
		January 31
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$144,336		$120,134
Net Loss		$(3,023,058)		$(120,134)

Expenses

Our operating expenses for our years ended January 31, 2011 and 2010 are outlined in the table below:

		Year Ended
		January 31
		2011		2010
Amortization		$38	$	Nil
Foreign exchange loss		$2,111		$1,171
General and administrative		$58,735		$56,623
Management fees		$32,476		$32,000
Professional fees		$50,976		$28,715
Research and development	$	Nil		$1,625

Operating expenses for year ended January 31, 2011 increased by 20% as compared to the comparative period in 2010 primarily as a result of an increase in professional fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	January 31,	January 31,	Increase/
	2011	2010	(Decrease)
Current Assets	$15,037	$18,979	(21%	)
Current Liabilities	$40,575	$14,809	757%
Working Capital (Deficit)	$(25,538)	$4,170	(2,781%	)

Cash Flows
	Year Ended		Year Ended
	January 31,		January 31,
	2011		2010
Net Cash used in Operating Activities	$(107,754)		$(36,166)
Net Cash used in Investing Activities	$(2,276)	$	Nil
Net Cash Provided by Financing Activities	$106,088		$25,421
Increase (Decrease) in Cash During the Period	$(3,942)		$(10,745)

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

Based on our planned expenditures, we will require additional funds of approximately $722,163 (a total of $733,200 less our cash of approximately $15,037 as of January 31, 2011) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Product
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted

Product
Anticipated Steps	NK-001	NK-002
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $500,000 Estimated Completion Date: November, 2011
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $1,355,000 Estimated Completion Date: September 2012	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

During the years ended January 31, 2011 and 2010, we incurred $Nil and $Nil, respectively, on NK001, and $Nil and $Nil, respectively, on NK002. We did not commence clinical trials during 2011 and 2010 due to insufficient cash. We are seeking to raise funds to continue testing and development.

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $150,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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
Years Ended January 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neurokine Pharmaceuticals Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Neurokine Pharmaceuticals Inc. (A Development Stage Company) as of January 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and accumulated from June 10, 2002 (Date of Inception) to January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and accumulated from June 10, 2002 (Date of Inception) to January 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP
Vancouver, Canada

May 6, 2011

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian dollars)

	January 31, 2011	January 31, 2010
	$	$
Assets
Current Assets
Cash	15,037	18,979
Total Current Assets	15,037	18,979
Property and equipment (Note 3)	2,238	–
Total Assets	17,275	18,979

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	12,608	6,896
Due to related parties (Note 10)	17,269	2,913
Loan payable (Note 4)	–	5,000
Convertible debenture, net of unamortized discount of $54,445 (Note 5)	10,698	–
Total Current Liabilities	40,575	14,809
Derivative liabilities (Note 6)	2,927,928	–
Total Liabilities	2,968,503	14,809
Nature of operations and continuance of business (Note 1)
Subsequent event (Note 12)
Stockholders’ Equity (Deficit)
Common stock: 200,000,000 shares authorized, without par value 33,621,618 and 23,829,618 shares issued and outstanding, respectively	915,893	826,484
Common stock issuable (Note 7)	–	32,000
Additional paid-in capital	52,410	42,159
Accumulated deficit during the development stage	(3,919,531)	(896,473)
Total Stockholders’ Equity (Deficit)	(2,951,228)	4,170
Total Liabilities and Stockholders’ Equity (Deficit)	17,275	18,979

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian dollars)

			Accumulated
			from June 10,
			2002 (Date of
	Year Ended	Year Ended	Inception) to
	January 31,	January 31,	January 31,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Expenses
Amortization	38	–	38
Foreign exchange loss	2,111	1,171	6,247
General and administrative	58,735	56,623	134,777
Management fees (Note 10)	32,476	32,000	78,976
Professional fees	50,976	28,715	96,097
Research and development	–	1,625	224,674
Royalties	–	–	500,000
Total Expenses	144,336	120,134	1,040,809
Loss from Operations	(144,336)	(120,134)	(1,040,809)
Other Expenses
Accretion of discount on convertible debt (Note 5)	(10,698)	–	(10,698)
Loss on change in fair value of derivative liability (Note 6)	(2,868,024)	–	(2,868,024)
Total Other Expenses	(2,878,722)	–	(2,878,722)
Net Loss	(3,023,058)	(120,134)	(3,919,531)

Net loss per share, basic and diluted	(0.11)	(0.01)

Weighted average shares outstanding	28,037,486	23,794,000

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Stockholders’ Equity
(Expressed in Canadian dollars)

						Deficit
						Accumulated
			Common	Share	Additional	During the
	Common Stock		Stock	Subscriptions	Paid-In	Development
	Shares	Amount	Issuable	Received	Capital	Stage	Total
	#	$	$	$	$	$	$
Balance – June 10, 2002 (Date of Inception) and January 31,
2007	–	–	–	–	–	–	–
Issuance of common stock for cash	18,000,000	45,000	–	–	–	–	45,000
Issuance of common stock for services rendered	400,000	60,000	–	–	–	–	60,000
Proceeds from share subscriptions received	–	–	–	183,588	–	–	183,588
Net loss for the period	–	–	–	–	–	(122,578)	(122,578)
Balance – January 31, 2008	18,400,000	105,000	–	183,588	–	(122,578)	166,010
Issuance of common stock for cash	1,340,418	201,063	–	(183,588)	–	–	17,475
Issuance of common stock for license agreement	4,000,000	500,000	–	–	–	–	500,000
Net loss for the year	–	–	–	–	–	(653,761)	(653,761)
Balance – January 31, 2009	23,740,418	806,063	–	–	–	(776,339)	29,724
Issuance of common stock for cash	89,200	20,421	–	–	–	–	20,421
Share issuable for management fees	–	–	32,000	–	–	–	32,000
Fair value of stock options granted	–	–	–	–	42,159	–	42,159
Net loss for the year	–	–	–	–	–	(120,134)	(120,134)
Balance – January 31, 2010	23,829,618	826,484	32,000	–	42,159	(896,473)	4,170

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Stockholders’ Equity
(Expressed in Canadian dollars)

					Deficit
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-In	Development
	Shares	Amount	Issuable	Capital	Stage	Total
	#	$	$	$	$	$
Balance – January 31, 2010	23,829,618	826,484	32,000	42,159	(896,473)	4,170
Issuance of common stock for cash at US$0.005 per share	6,000,000	30,849	–	–	–	30,849
Share issued for management fees	192,000	38,400	(32,000)	–	–	6,400
Shares issued to settle debt	2,000,000	10,000	–	–	–	10,000
Shares issued for exercise of share purchase warrants	1,200,000	7,620	–	–	–	7,620
Shares issued for exercise of stock options	400,000	2,540	–	–	–	2,540
Fair value of stock options granted	–	–	–	5,076	–	5,076
Fair value of warrants exercised	–	–	–	5,175	–	5,175
Net loss for the year	–	–	–	–	(3,023,058)	(3,023,058)
Balance – January 31, 2011	33,621,618	915,893	–	52,410	(3,919,531)	(2,951,228)

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian dollars)

			Accumulated from
	For the	For the	June 10, 2002 (Date
	Year Ended	Year Ended	of Inception) to
	January 31,	January 31,	January 31,
	2011	2010	2011
	$	$	$

Operating Activities
Net loss for the period	(3,023,058)	(120,134)	(3,919,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	10,698	–	10,698
Amortization	38	–	38
Loss on change in fair value of derivative liability	2,868,024	–	2,868,024
Shares issued for royalties	–	–	500,000
Shares issued for services	6,400	32,000	98,400
Stock-based compensation	5,076	42,159	47,235
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,712	6,896	17,608
Due to related parties	14,356	2,913	17,269

Net Cash Used In Operating Activities	(107,754)	(36,166)	(360,259)

Investing Activities
Purchase of property and equipment	(2,276)	–	(2,276)

Net Cash Used In Investing Activities	(2,276)	–	(2,276)

Financing Activities
Proceeds from loan payable	–	5,000	5,000
Proceeds from issuance of convertible debenture	65,079	–	65,079
Proceeds from issuance of common shares	41,009	20,421	307,493

Net Cash Provided by Financing Activities	106,088	25,421	377,572

Increase (Decrease) in Cash	(3,942)	(10,745)	15,037

Cash – Beginning of Period	18,979	29,724	–

Cash – End of Period	15,037	18,979	15,037

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issued for settlement of debt	10,000	–	10,000
Fair value of options and warrants exercised	5,175	–	5,175

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2011
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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2011, the Company has not earned any revenue, has a working capital deficit of $25,538, and an accumulated deficit of $3,919,531. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	(a)	Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year-end is January 31.

	(b)	Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, valuation of convertible debenture, assumptions used to determine the fair value of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Property and Equipment

Property and equipment is comprised of office equipment and is recorded at cost. The Company amortizes the cost of equipment on a straight-line basis over their estimated useful lives of five years.

	(e)	Reclassifications

Certain comparative figures have been reclassified to conform to the current year’s presentation.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2011
(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

	(f)	Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	(g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of January 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2002 to 2011. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2011 and 2010, there were no charges for interest or penalties.

	(h)	Stock-Based Compensation

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

	(i)	Derivative Financial Instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. Subsequent changes to fair value are recorded in the statement of operations.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2011
(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

	(j)	Basic and Diluted Net Loss Per Share

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

	(k)	Comprehensidve Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2011 and 2010, the Company had no items representing comprehensive income or loss.

	(l)	Financial Instruments and Fair Value Measures

ASC 820, Fair Value Measurements, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(m)	Research and Development Costs

Research costs are expensed in the period that they are incurred.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2011
(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

	(n)	Foreign Currency Translation

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

	(o)	Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosures, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			2010
		Accumulated	Net carrying	2009
	Cost	amortization	value	Net carrying value
	$	$	$	$
Office furniture and equipment	2,276	38	2,238	–

4.	Loan Payable

On April 1, 2009, the Company entered into a loan agreement with a company controlled by a director of the Company for $5,000. Under the terms of the loan, the amount is unsecured, non-interest bearing, and due on demand. On July 31, 2010, the loan was settled by the issuance of 2,000,000 common shares of the Company. Refer to Note 7(b).

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2011
(Expressed in Canadian dollars)

5.	Convertible Debenture

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000). The debenture is unsecured, bears interest at 8% per annum, and matures on September 17, 2011. The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture. During the year ended December 31, 2010, the Company recorded accretion expense of the discount on the convertible debenture of $10,698 and a loss on the change in fair value of the conversion option derivative liability of $21,276. As of December 31, 2010, the carrying value of the convertible debenture is $10,698, and the fair value of the conversion option derivative liability was $86,355. The calculation of the fair value of the conversion option derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.75 years, volatility of 125%, and risk-free rate of 1.19%.

6.	Derivative Liabilities

Derivative financial liabilities consist of convertible debenture, warrants originally issued in private placements, and stock options with exercise prices denominated in United States dollars, which differs from the Company’s functional currency. The fair value of these derivative liabilities is as follows:

	Exercise Price	2010	2009
	$	$	$
US$65,000 convertible debenture	US$0.63	86,355	–
3,800,000 warrants expiring on July 30, 2015	US$0.005	2,841,573	–
		2,927,928	–

The fair value of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

2011

Risk-free Interest rate	1.26%
Expected life (in years)	0.63-4.50
Expected volatility	125%

7.	Common Stock

(a)

On September 9, 2010, the Company issued 1,200,000 common shares for proceeds of $7,620 pursuant to the exercise of share purchase warrants and issued 400,000 common shares for proceeds of $2,540 pursuant to the exercise of stock options.

(b)

On July 30, 2010, the Company issued 2,000,000 units at US$0.005 per unit to settle $5,000 of loan payable and $5,000 of accounts payable. Each unit was comprised of one common share of the Company and one share purchase warrant where each share purchase warrant grants the holder to purchase one additional common share of the Company at US$0.005 per unit for a period of five years from the date of issuance.

(c)

On July 30, 2010, the Company issued 2,000,000 units at US$0.005 per unit for proceeds of $10,283 (US$10,000). Each unit was comprised of one common share of the Company and one share purchase warrant where each whole share purchase warrant grants the holder to purchase one additional common share of the Company at US$0.005 per unit for a five year period from the date of issuance.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2011
(Expressed in Canadian dollars)

7.	Common Stock (continued)

(d)

On July 30, 2010, the Company issued 4,000,000 units at US$0.005 per unit for proceeds of $20,566 (US$20,000). Each unit is comprised of one common share of the Company and one-quarter share purchase warrant where each whole share purchase warrant grants the holder to purchase one additional common share of the Company at $0.005 per unit for a five year period from the date of issuance.

	(e)	On May 3, 2010, the Company issued 48,000 common shares with a fair value of $9,600 for management fees, of which $3,200 was recorded as common stock issuable as at January 31, 2010.

	(f)	On March 31, 2010, the Company issued 144,000 common shares with a fair value of $28,800 for management fees that was recorded as common stock issuable as at January 31, 2010.

	(g)	In June 2009, the Company issued 89,200 common shares at US$0.20 per share for proceeds of $20,421 (US$17,840).

(h)

In April 2009, the Board of Directors approved an increase in the authorized number of common shares from 100,000,000 common shares to 200,000,000 common shares. Furthermore, the Board of Directors agreed to effect a two-for-one stock split of all issued and outstanding shares. The effect of the stock split changed the issued and outstanding shares from 11,870,209 common shares to 23,740,418 common shares, and the stock split has been applied on a retroactive basis since inception.

(i)

For the year ended January 31, 2010, the Company authorized the issuance of 160,000 common shares with the fair value of $32,000 to a director of the Company for management services, which was recorded as common stock issuable as at January 31, 2010.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, January 31, 2009 and 2010	–	–
Issued	5,000,000	0.005
Exercised	(1,200,000)	0.005
Balance, January 31, 2011	3,800,000	0.005

As at January 31, 2011, the following share purchase warrants were outstanding:

Exercise
Number of	Price
Warrants	$	Expiry Date
3,800,000	0.005	July 30, 2015

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2011
(Expressed in Canadian dollars)

9.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	(US$)	(years)	(US$)
Outstanding, January 31, 2009	–	–
Granted	300,000	0.20
Outstanding and exercisable, January 31, 2010	300,000	0.20
Granted	1,200,000	0.005
Exercised	(400,000)	0.005
Expired	(300,000)	0.20
Outstanding and exercisable, January 31, 2011	800,000	0.005	4.3	596,000

Additional information regarding stock options as of January 31, 2011, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
800,000	0.005	May 25, 2015

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2011	2010
Risk-free Interest rate	2.06%	1.29%
Expected life (in years)	5.0	2.0
Expected volatility	125%	120%

During the year ended January 31, 2011, the weighted average fair value of the stock options granted was $0.004 (2010 - $0.10) per option, and there is no unrecognized compensation expense relating to unvested options.

10.	Related Party Transactions

	(a)	As at January 31, 2011, the Company owed $17,269 (2010 - $2,913) to the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	During the year ended January 31, 2011, the Company incurred $32,476 (2010 - $32,000) of management fees to directors and officers of the Company.

	(c)	On May 25, 2010, the Company issued 800,000 stock options, exercisable at US$0.005 per share until May 25, 2015, to the President of the Company. Refer to Note 9.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended January 31, 2011
(Expressed in Canadian dollars)

11.	Income Taxes

The Company has $993,536 of non-capital operating losses carried forward to offset taxable income in future years which expire beginning in fiscal 2028. The income tax benefit differs from the amount computed by applying the Canadian federal and provincial statutory rates to net loss before income taxes for the years ended January 31, 2011 and 2010, respectively, as a result of the following:

	2011	2010
	$	$
Net loss before taxes	(3,023,058)	(120,134)
Statutory rate	28.50%	30.00%

Expected tax recovery	(861,572)	(36,041)
Permanent differences	821,893	12,648
Change in enacted rates	13,407	3,119
Change in valuation allowance	26,272	20,274
Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at January 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	2011	2010
	$	$
Non-capital losses carried forward	248,394	222,122
Valuation allowance	(248,394)	(222,122)
Net deferred tax asset	–	–

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

	Non-Capital
	Loss	Expiry
Period Incurred	$	Date

2008	122,578	2028
2009	653,761	2029
2010	77,975	2030
2011	139,222	2031

	993,536

12.	Subsequent Event

In February 2011, the Company issued a convertible debenture for US$37,985. The convertible debenture bears interest at 8% per annum and matures on November 2011. The debenture is convertible into shares of common stock of the Company at any time before maturity at a conversion price of 55% of the market value of the common stock.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We did not maintain appropriate financial reporting controls – As of January 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2011, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as calculation and recording of fair value of derivative liability. Subsequent to January 31, 2011, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2011 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls.

During the period ended January 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 30, 2011, Dr. Hassan Salari resigned as secretary and as a director of our company and Dr. David Filer resigned as a director of our company. Concurrently with the resignations, we appointed Dr. Ahmad Doroudian as secretary of our company and we appointed Richard Azani to our board of directors.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Ahmad Doroudian	President, Chief Executive Officer and Director	50	September 17, 2007
Dr. Maziar Badii	Director	43	June 19, 2009
Richard Azani	Director	54	March 30, 2011
Moira Ong	Chief Financial Officer	36	December 26, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ahmad Doroudian, PhD, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Dr. Doroudian was appointed as our President, Chief Executive Officer, Chief Financial Officer, and Director on September 17, 2007 and as Secretary on March 31, 2011.

Prior to joining us, Dr. Doroudian was involved in early stage financing and management of private and publicly listed companies. From 1997 to 2004, he acted as the Chief Executive Officer, Chairman, Vice Chairman and Director of PanGeo Pharma, Inc. (now PendoPharm, a division of Pharmascience Inc.), a TSX-listed company founded by Dr. Doroudian which received over $100 million dollars in financing. From 2004 through 2007, Dr. Doroudian also served as the President of, Rayan Pharma Inc., an exporter of pharmaceuticals to Eastern Europe. From 2006 to 2008, Dr. Doroudian was owner and Chief Executive Officer of ABF Pharmacy, a group of successful retail pharmacies. Dr. Doroudian is also the President and Chief Executive Officer of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products.

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

Richard Azani, Director

Richard Azani was appointed to our Board of Directors on March 30, 2011.

Since March 2010, Richard Azani has been the president, chief executive officer, chief financial officer and director of A5 Laboratories, Inc.

He also has been the president and chief executive officer of Vida nutra pharma since 2003. From 1996 to 2006 Mr. Azani was the president and chief executive officer of Actilab Pharma Inc. and from 1994 to 1996, he was the vice-president of Analex Laboratory.

Richard Azani received his B.Sc in Biochemistry and Analytical Chemistry and his M.Sc in Structural determination of protein using N.M.R. and X-Ray at the University of Toulouse – France. Mr. Azani also received his Ph.D at the University of Toulouse – France and his Post-Doctorate at McGill University – Montreal Canada.

Moira Ong, Chief Financial Officer

Ms. Ong, has more than 10 years experience in public company accounting and audit reporting. From 2005 until 2010, Ms. Ong was Senior Manager at Grant Thornton, LLP in charge of completion of financial statements for Canadian publicly listed companies. From 2003 to 2005 she served as Financial Consultant for Strategic Income Security Services. Ms. Ong was the manager of Banking and Securities at Deloitte & Touche LLP in New York from 2000 to 2003 and served as the Senior Accountant for Grant Thornton LLP from1996 to 2000. Ms. Ong obtained her CA designation in 1999 and her CFA designation in 2003.

Ms. Ong is also the Chief Financial Officer of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Conflicts of Interest

Dr. Ahmad Doroudian is also the President and Chief Executive Officer of Rayan Pharma Inc., a private manufacturer of pharmaceutical preparations, and the President and Chief Executive Officer of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products. Dr. Maziar Badii, a director of our company, conducts musculoskleletal and spinal research various academic and non-academic organizations.

While we do not anticipate that these activities will compete with our business, Drs. Doroudian and Badii may have pre-existing fiduciary duties with one or more organizations and may not agree to present business opportunities or research data to us unless other entities have first declined to accept them or consented to their release. Accordingly, they may have a conflict of interest in determining to which entity a particular business opportunity should be presented.

Our directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. Currently, Dr. Ahmad Doroudian commits between 10 and 20 hours per week to our business. Our other directors, Dr. Maziar Badii and Richard Azani, devote their time on an as needed basis. All of our directors, in the course of their other business activities, may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities engaged in business activities similar to those we intend to conduct.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

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

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

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

Code of Ethics

Effective April 20, 2011, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended January 31, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Neurokine Pharmaceuticals Inc., 1275 West 6th Avenue, Vancouver, British Columbia V6H 1A6.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of Dr. Ahmad Doroudian and Dr. Maziar Badii.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of our the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of audit committee and our entire board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2011 and 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Ahmad Doroudian(1) President, Chief Executive Officer and Director	2011 2010	21,000 Nil	Nil Nil	Nil Nil	Nil Nil	3,383 Nil	Nil Nil	Nil Nil	24,383 Nil
Judson Culter(2) Former Chief Financial Officer	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	5,000 N/A	5,000 N/A
Moira Ong(1) Chief Financial Officer	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	1,560 N/A	1,560N/A

(1)	Dr. Doroudian was appointed president, chief executive officer and director of our company on September 17, 2007, as secretary on March 30, 2011 and as chief financial officer on

(2)	Mr. Cutler was appointed chief financial officer on May 28, 2010 and resigned on December 26, 2010

(3)	Ms. Ong was appointed chief financial officer on December 26, 2010.

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

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

The following table provides information about equity and non-equity awards granted to the named executives in 2011:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Dr. Ahmad Doroudian	May 25, 2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	800,000	0.005	3,384

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Ahmad Doroudian	800,000	Nil	800,000	0.005	May 25, 2015	Nil	N/A	N/A	N/A

Option Exercises

During our Fiscal year ended January 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that Richard Azani is an independent director, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Family Relationships

There are no family relationships between any of our executive officers or directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 5, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Dr. Ahmad Doroudian 4172 Doncaster Way Vancouver BC V6 1V9	7,550,000 (2) Common	22.46%
Dr. Maziar Badii 3536 SW Marine Drive Vancouver BC V6N 3Z2	650,000 (3) Common	1.93%
Richard Azani 10300 Chemin Cote de Liesse, Lachine, PQ, Canada, H8T 1A3	Nil	0%
Moira Ong 5674 Daffodil Drive West Vancouver, BC V7W 1P3	Nil	0%
Directors and Officers as a Group(1)	8,200,000 common	24.39%
Penny Green 1820 – 925 West Georgia Street Vancouver BC V6C 3L2	6,512,384 (4)Common	19.37%
Sandra E. Hamman Rue du Jura 60 1180 Rolle, Switzerland	5,000,000 common	14.87%
Frederik Salari 2306 10 67 Marinaside Crescent Vancouver BC V6Z 3A4	1,500,000 common	4.46%
Dr. Hassan Salari 1517 West 58th Avenue Vancouver BC V6P 1W6	5,002,000(5) common	14.88%
Francine Salari 1517 West 58th Avenue Vancouver BC V6P 1W6	1,500,000 common	4.46%
Julian Salari 403 – 2096 West 46th Avenue Vancouver BC V6M 2K9	1,150,000 common	3.42%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 5, 2011. As of May 5, 2011, there were 33,621,618 shares of our company’s common stock issued and outstanding.

(2)

Includes 2,250,000 shares owned by Dr. Doroudian, 2,000,000 shares owned by Khadija Zerouali, the spouse of Dr. Doroudian, and 2,000,000 shares owned by Kinwa Pharma International Company Ltd., a company over which Dr. Doroudian and Ms. Zerouali have shared voting and investment power and 800,000 options to purchase shares at $0.005 for a period of five years from May 26, 2010.

(3)

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

(4)	Includes 3,300,000 shares owned by Bacchus Filings Inc., a company over which Ms. Green has sole voting and investment power.

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

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

On May 25, 2010 we entered into an Incentive Stock Option Agreement with Dr. Ahmad Doroudian wherein Dr. Douroudian received options to purchase 800,000 shares of our common stock at a price of $0.05 per share until May 25, 2015.

Director Independence

We currently act with three directors, consisting of Dr. Ahmad Doroudian, Dr. Maziar Badii and Richard Azani.

Our audit committee consists of Dr. Ahmad Doroudian and Dr. Maziar Badii.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2011 and for the fiscal year ended January 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2011 $	January 31, 2010 $
Audit Fees	18,000	13,550
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	18,000	13,550

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
No.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

Exhibit	Description
No.
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
(10)	Material Contracts
10.1	Share Subscription of Dr. Ahmad Doroudian dated September 17, 2007 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.2	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.3	Management Consulting Agreement with Penny Green dated April 1, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.4	Director and Option Agreement with Dr. Kamran Shojania dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.5	Director and Option Agreement with Dr. Maziar Badii dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.6	Shareholder’s Agreement withi Dr. Hassan Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.7	Shareholder’s Agreement with Francine Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.8	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on March 4, 2010)
10.9	Master Service Agreement with Northern Lipids Inc. Dated October 2, 2007 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.10	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.11	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.12	Subscription Agreement with Hassan Salari (incorporated by reference from our Form 8-K filed on August 12, 2010)
10.13	Subscription Agreement with Ahmad Doroudian (incorporated by reference from our Form 8-K filed on August 12, 2010)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of principal executive officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 principal financial officer

Exhibit	Description
No.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of principal executive officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 principal financial officer

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: May 10, 2011	/s/ Ahmad Doroudian
Ahmad Doroudian
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 10, 2011	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 10, 2011	/s/ Ahmad Doroudian
Ahmad Doroudian
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: May 10, 2011	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Dated: May 10, 2011	/s/ Maziar Badii
Maziar Badii
Director

Dated: May 10, 2011	/s/ Richard Azani
Richard Azani
Director