Form 10-Q
period 2011-04-30
Neurokine Pharmaceuticals Inc.
filed 2011-06-14
CIK 1464165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number 333-161157

NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West 6th Ave., Vancouver, British Columbia, Canada	V6H 1A6
(Address of principal executive offices)	(Zip Code)

604.221.0595
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
33,621,618 common shares issued and outstanding as of June 14, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three months ended April 30, 2011 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC.
Financial Statements
(Expressed in Canadian dollars)
Three Months Ended April 30, 2011

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian dollars)

	April 30,	January 31,
	2011	2011
	$	$
	(unaudited)
Assets
Current Assets
Cash	58,538	15,037
Total Current Assets	58,538	15,037
Property and equipment (Note 3)	2,124	2,238
Total Assets	60,662	17,275

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	25,239	12,608
Due to related parties (Note 9)	29,582	17,269
Note payable (Note 4)	152,367	–
Convertible debenture, net of unamortized discount of $59,095 (Note 5)	40,508	10,698
Total Current Liabilities	247,696	40,575
Derivative liabilities (Note 6)	643,517	2,927,928
Total Liabilities	891,213	2,968,503
Nature of operations and continuance of business (Note 1)

Stockholders’ Equity (Deficit)
Common stock: 200,000,000 shares authorized, without par value 33,621,618 shares issued and outstanding	915,893	915,893
Additional paid-in capital	58,195	52,410
Accumulated deficit during the development stage	(1,804,639)	(3,919,531)
Total Stockholders’ Equity (Deficit)	(830,551)	(2,951,228)
Total Liabilities and Stockholders’ Equity (Deficit)	60,662	17,275

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian dollars)

			Accumulated
			from June 10,
	Three Months	Three Months	2002 (Date of
	Ended	Ended	Inception) to
	April 30,	April 30,	April 30,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Expenses
Amortization	114	–	152
Foreign exchange loss	271	182	6,518
General and administrative	105,295	10,630	240,072
Management fees (Note 9)	15,834	6,400	94,810
Professional fees	20,857	9,838	116,954
Research and development	35,208	–	259,882
Royalties	–	–	500,000
Total Expenses	177,579	27,050	1,218,388
Loss from Operations	(177,579)	(27,050)	(1,218,388)
Other Income (Expenses)
Accretion of discount on convertible debt (Note 5)	(29,446)	–	(40,144)
Gain (loss) on change in fair value of derivative liability (Note 6)	2,321,917	–	(546,107)
Total Other Income (Expenses)	2,292,471	–	(586,251)
Net Income (Loss)	2,114,892	(27,050)	(1,804,639)

Net income (loss) per share, basic and diluted	0.06	–

Weighted average shares outstanding	33,621,618	23,878,157

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian dollars)

	For the	For the	Accumulated from June
	Three Months Ended	Three Months Ended	10, 2002 (Date of
	April 30,	April 30,	Inception) to April 30,
	2011	2010	2011
	$	$	$

Operating Activities
Net income (loss) for the period	2,114,892	(27,050)	(1,804,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	29,446	–	40,144
Amortization	114	–	152
Loss (gain) on change in fair value of derivative liability	(2,321,917)	–	546,107
Shares issued for royalties	–	–	500,000
Shares issued for services	–	6,400	98,400
Stock-based compensation	5,785	--	53,020
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,998	7,869	32,606
Due to related parties	12,313	--	29,582

Net Cash Used In Operating Activities	(144,369)	(12,649)	(504,628)

Investing Activities
Purchase of property and equipment	–	–	(2,276)

Net Cash Used In Investing Activities	–	–	(2,276)

Financing Activities
Proceeds from loan payable	150,000	5,000	155,000
Proceeds from issuance of convertible debenture	37,870	–	102,949
Proceeds from issuance of common shares	–	20,421	307,493

Net Cash Provided by Financing Activities	187,870	25,421	565,442

Increase (Decrease) in Cash	43,501	(12,781)	58,538

Cash – Beginning of Period	15,037	18,979	–

Cash – End of Period	58,538	6,198	58,538

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issued for settlement of debt	–	–	10,000
Fair value of options and warrants exercised	–	–	5,175

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three months ended April 30, 2011
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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2011, the Company has not earned any revenue, has a working capital deficit of $189,158, and an accumulated deficit of $1,804,639. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	(a)	Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year-end is January 31.

	(b)	Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2011.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2011, and the results of its operations and cash flows for the three month period ended April 30, 2011 and 2010. The results of operations for the period ended April 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three months ended April 30, 2011
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

	(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(e)	Property and Equipment

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

	(g)	Stock-Based Compensation

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

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three months ended April 30, 2011
(Expressed in Canadian dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(h)	Derivative Financial Instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. Subsequent changes to fair value are recorded in the statement of operations.

	(i)	Basic and Diluted Net Loss Per Share

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

	(j)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2011 and 2010, the Company had no items representing comprehensive income or loss.

	(k)	Financial Instruments and Fair Value Measures

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

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three months ended April 30, 2011
(Expressed in Canadian dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(l)	Financial Instruments and Fair Value Measures (continued)

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

3.	Property and Equipment

			April 30,
			2011	January 31,
		Accumulated	Net carrying	2011
	Cost	amortization	value	Net carrying value
	$	$	$	$
Office furniture and equipment	2,276	152	2,124	2,238

4.	Note Payable

On April 6, 2011, the Company issued a note payable with a non-related party for $150,000. The note is unsecured, due interest at 24% per annum, and due on July 6, 2011.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three months ended April 30, 2011
(Expressed in Canadian dollars)
(unaudited)

5.	Convertible Debentures

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $61,659 (US$65,000). The debenture is unsecured, bears interest at 8% per annum, and matures on September 17, 2011. The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture. During the three months ended April 30, 2011, the Company recorded accretion expense of the discount on the convertible debenture of $21,169 (2010 - $nil). As of April 30, 2011, the carrying value of the convertible debenture is $30,084 (January 31, 2011 -$10,698), and the fair value of the conversion option derivative liability was $113,127 (January 31, 2011 - $86,355). The calculation of the fair value of the conversion option derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.38 years, volatility of 125%, and risk-free rate of 1.10%.

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000). The debenture is unsecured, bears interest at 8% per annum, and matures on December 23, 2011. The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture. During the three months ended April 30, 2011, the Company recorded accretion expense of the discount on the convertible debenture of $8,277 (April 30, 2010 - $nil). As of April 30, 2011, the carrying value of the convertible debenture is $8,277 (January 31, 2011 -$nil), and the fair value of the conversion option derivative liability was $72,408 (January 31, 2011 - $nil). The calculation of the fair value of the conversion option derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.65 years, volatility of 125%, and risk-free rate of 1.10%.

6.	Derivative Liabilities

Derivative financial liabilities consist of convertible debenture, warrants originally issued in private placements, and stock options with exercise prices denominated in United States dollars, which differs from the Company’s functional currency. The fair value of these derivative liabilities is as follows:

		April 30,	January 31,
	Exercise Price	2011	2011
	$	$	$
US$65,000 convertible debenture	US$0.05	113,127	86,355
US$40,000 convertible debenture	US$0.05	72,408	–
3,800,000 warrants expiring on July 30, 2015	US$0.005	457,982	2,841,573
		643,517	2,927,928

The fair value of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

2011
Risk-free Interest rate	1.10-1.97%
Expected life (in years)	0.38-4.25
Expected volatility	125%

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three months ended April 30, 2011
(Expressed in Canadian dollars)
(unaudited)

7.	Share Purchase Warrants

On April 6, 2011, the Company issued 100,000 share purchase warrants as part of the proceeds received from the note payable in Note 4. The warrants are exercisable at $0.15 per share and expire on April 6, 2012. The fair value of the share purchase warrants was $5,785, calculated using the Black-Scholes option pricing model using assumptions of volatility of 125%, stock price at grant date of $0.14 per share, risk free rate of 0.29%, and no expected dividends.

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, January 31, 2009 and 2010	–	–
Issued	5,000,000	0.005
Exercised	(1,200,000)	0.005
Balance, January 31, 2011	3,800,000	0.005
Issued	100,000	0.15
Balance, April 30, 2011	3,900,000	0.008

As at April 30, 2011, the following share purchase warrants were outstanding:

	Exercise
	Price
Number of Warrants	$	Expiry Date
3,800,000	0.005	July 30, 2015
100,000	0.15	April 6, 2012

8.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	(US$)	(years)	(US$)

Outstanding, January 31, 2009	–	–
Granted	300,000	0.20
Outstanding and exercisable, January 31, 2010	300,000	0.20
Granted	1,200,000	0.005
Exercised	(400,000)	0.005
Expired	(300,000)	0.20
Outstanding and exercisable, January 31, 2011 and
April 30, 2011	800,000	0.005	4.07	100,000

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three months ended April 30, 2011
(Expressed in Canadian dollars)
(unaudited)

8.	Stock Options (continued)

Additional information regarding stock options as of April 30, 2011, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date

800,000	0.005	May 25, 2015

As of April 30, 2011 and 2010, the Company had no unrecognized compensation expense relating to unvested options.

9.	Related Party Transactions

	(a)	As at April 30, 2011, the Company owed $29,582 (January 31, 2011 - $17,269) to the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	During the three months ended April 30, 2011, the Company incurred $15,834 (April 30, 2010 - $6,400) of management fees to directors and officers of the Company.

	(c)	On May 25, 2010, the Company issued 800,000 stock options, exercisable at US$0.005 per share until May 25, 2015, to the President of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our unaudited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars (CDN$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Neurokine Pharmaceuticals Inc., unless otherwise indicated.

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

In contrast, NK-002 is a new formulation for the delivery of Etanercept and is therefore properly classified as a new drug. As a new drug, NK-002 will require a full development program, including a full range of successful pre-clinical, safety, and pharmacokinetic studies before advanced clinical testing will be permitted to occur. Both of our planned products, including our flagship product NK-001, are in the development stage as of the date of this quarterly report and neither has been approved for sale to the public in any country.

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001 and NK-002, was carried out by Dr. Ahmad Doroudian, our president, chief executive officer and director, Jonathan Willmer, our former chief medical officer and former director, and Dr. Hassan Salari, a former officer and director. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We have relied primarily on three contractors in this regard. The first, Globe Laboratories Inc., is a center for drug research and development founded and controlled by Julian Salari, a former officer and director of our company, that provides us with expertise in manufacturing certain generic drugs that are the basis of our planned products. The second, Virtus Clinical Development (Pty.) Limited is a South African firm that specializes in the planning and execution of clinical trials and has developed the clinical protocol of NK-001 on our behalf and entered into an agreement with us to conduct that clinical trial. The third, Northern Lipids Inc., assisted us to develop certain liposomal encapsulations for our development of NK-002. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2011, which are included herein.

Our operating results for the three months ended April 30, 2011 and 2010 are summarized as follows:

		Three Months Ended
		April 30,
		2011		2010
Revenue	$	Nil	$	Nil
Amortization		$114	$	Nil
Foreign exchange loss (gain)		$271		$182
General and administrative		$105,295		$10,630
Management fees		$15,834		$6,400
Professional fees		$20,857		$9,838
Research and development		$35,208	$	Nil
Royalty and license fee	$	Nil	$	Nil
Net Income (Loss)		$2,114,892		$(27,050)

For the three months ended April 30, 2011, our net income increased by $2,087,842 as compared to the three months ended April 30, 2010. Our income increased primarily due to gain on change in the fair value derivative liability. Our net loss from inception is $1,804,639.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	January 31,
	2011	2011
Current Assets	$58,538	$15,037
Current Liabilities	$247,696	$40,575
Working Capital (Deficit)	$(189,158)	$(25,538)

Our total current assets as of April 30, 2011 were $58,538 as compared to total current assets of $15,037 as of January 31, 2011. The increase was primarily due to an increase in cash. Our total current liabilities as of April 30, 2011 were $247,696 as compared to total liabilities of $40,575 as of January 31, 2011. The increase was primarily due to our company issuing a note payable with a non-related party.

Cash Flows

	Three Months Ended
	April 30,
	2011	2010
Net Cash Provided (Used) by Operating Activities	$(144,369)	$(12,649)
Net Cash Provided (Used) by Financing Activities	$187,879	$25,421
Increase (Decrease) in Cash During the Period	$43,501	$(12,781)

Operating Activities

The increase in cash used on operating activities during the period in 2011 was primarily the result of accretion of discount on convertible debt, gain on change in the fair value of derivative liability, stock-based compensation, accounts payable and accrued liabilities and amounts due to related parties. The increase in cash provided by financing activities during the period ended 2011 was primarily the result of proceeds from a loan payable and from the issuance of a convertible debenture.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2011 and 2010.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses
Sales and Marketing Costs
Advertising	$3,600
Investor Relations	$60,000
Literature	$6,000
Conference Attendance	$21,000
Travel	$22,000
Entertainment and Promotions	$2,400
Total Sales and Marketing Costs	$115,000
General and Administrative Expenses
Professional Fees	$60,000
Consulting Support	$30,000
Employee Salaries and Benefits	$384,000
Office Equipment	$1,600
Office Supplies	$1,200
Office and Lab Lease	$40,000
Telephone, Fax, Cellular, Internet	$6,000
Vehicles and Transportation	$14,400
Total General and Administrative Expenses	$537,200
Clinical Trials
NK-001	$1,355,000
NK-002	$500,000
Total Clinical Trials	$1,855,000
TOTAL	$2,507,200

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, valuation of convertible debenture, assumptions used to determine the fair value of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Property and Equipment

Property and equipment is comprised of office equipment and is recorded at cost. Our company amortizes the cost of equipment on a straight-line basis over their estimated useful lives of five years.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-Based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock-Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Our company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Research and Development Costs

Research costs are expensed in the period that they are incurred.

Foreign Currency Translation

Our company’s functional currency and its reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. Monetary assets and liabilities are translated using the exchange rate prevailing at the balance sheet date. Expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011. Based on the evaluation of these disclosure controls and procedures the chief executive officer (our principal executive officer) and the chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
No.

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009).

3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009).

3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009).

3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009).

3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009).

3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009).

(10)	Material Contracts

10.1	Share Subscription of Dr. Ahmad Doroudian dated September 17, 2007 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009).

10.2	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009).

10.3	Management Consulting Agreement with Penny Green dated April 1, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.4	Director and Option Agreement with Dr. Kamran Shojania dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009).

10.5	Director and Option Agreement with Dr. Maziar Badii dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.6	Shareholder’s Agreement withi Dr. Hassan Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009).

10.7	Shareholder’s Agreement with Francine Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009).

10.8	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on March 4, 2010)

10.9	Master Service Agreement with Northern Lipids Inc. Dated October 2, 2007 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009).

10.10	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009).

10.11	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009).

Exhibit	Description
No.

10.12	Subscription Agreement with Hassan Salari (incorporated by reference from our Form 8-K filed on August 12, 2010).

10.13	Subscription Agreement with Ahmad Doroudian (incorporated by reference from our Form 8-K filed on August 12, 2010).

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ahmad Doroudian.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Moira Ong.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Ahmad Doroudian.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Moira Ong.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: June 14, 2011	/s/ Ahmad Doroudian
Dr. Ahmad Doroudian
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 14, 2011	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)