Form 10-Q
period 2011-07-31
Neurokine Pharmaceuticals Inc.
filed 2011-09-14
CIK 1464165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission File Number 333-161157

NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West 6th Avenue, Vancouver, British Columbia, Canada	V6H 1A6
(Address of principal executive offices)	(Zip Code)

(604) 805-7783
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
[ ] YES        [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 35,767,073 common shares issued and outstanding as of September 14, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six months ended July 31, 2011 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC.

Financial Statements
(Expressed in Canadian dollars)
Period ended July 31, 2011 (unaudited) and January 31, 2011

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian dollars)

	July 31,
	2011	January 31, 2011
	$	$
	(unaudited)
Assets
Current Assets
Cash	18,911	15,037
Total Current Assets	18,911	15,037
Property and equipment (Note 3)	2,010	2,238
Total Assets	20,921	17,275

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	23,210	12,608
Due to related parties (Note 9)	129,056	17,269
Note payable (Note 4)	86,509	–
Convertible debenture, net of unamortized discount of $28,893 (Note 5)	45,627	10,698
Total Current Liabilities	284,402	40,575
Derivative liabilities (Note 6)	380,821	2,927,928
Total Liabilities	665,223	2,968,503
Nature of operations and continuance of business (Note 1)
Subsequent event (Note 11)

Stockholders’ Deficit
Common stock: 200,000,000 shares authorized, without par value 34,167,073 and 33,621,618 shares issued and outstanding, respectively	959,629	915,893
Additional paid-in capital	67,086	52,410
Accumulated deficit during the development stage	(1,671,017)	(3,919,531)
Total Stockholders’ Deficit	(644,302)	(2,951,228)
Total Liabilities and Stockholders’ Deficit	20,921	17,275

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian dollars)
(unaudited)

					Accumulated
					from June 10,
	Three Months	Three Months	Six Months Ended	Six Months Ended	2002 (Date of
	Ended	Ended	July 31,	July 31,	Inception) to July
	July 31,	July 31,	2011	2010	31,
	2011	2010	$		$2011
	$	$			$

Revenue	–	–	–	–	–

Expenses
Amortization	114	–	228	–	266
Foreign exchange (gain) loss	1,274	(395)	1,545	(213)	7,792
General and administrative	29,575	11,646	130,685	22,276	265,462
Management fees (Note 9)	17,026	8,076	32,860	14,476	111,836
Professional fees	12,029	23,194	32,886	33,032	128,983
Research and development	13,333	–	48,541	–	273,215
Royalties	–	–	–	–	500,000
Total Expenses	73,351	42,521	246,745	69,571	1,287,554
Loss from Operations	(73,351)	(42,521)	(246,745)	(69,571)	(1,287,554)
Other Income (Expenses)
Accretion of discount on convertible debt (Note 5)	(45,705)	–	(75,151)	–	(85,849)
Gain (loss) on change in fair value of derivative liability (Note 6)	262,696	–	2,584,613	–	(283,411)
Interest expense	(10,018)	–	(14,203)	–	(14,203)
Total Other Income (Expenses)	206,923	–	2,495,259	–	(383,463)
Net Income (Loss)	133,622	(42,521)	2,248,514	(69,571)	(1,671,017)

Net income (loss) per share, basic	–	–	0.07	–
Net income (loss) per share, diluted	–	–	0.06	–

Weighted average shares outstanding - basic	33,790,788	24,020,575	33,707,605	23,952,137
Weighted average shares outstanding - diluted	38,513,886	24,020,575	38,456,224	23,952,137

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian dollars)
(unaudited)

	For the	For the	Accumulated from
	Six Months Ended	Six Months Ended	June 10, 2002 (Date
	July 31,	July 31,	of Inception) to July
	2011	2010	31,
	$		$2011
			$

Operating Activities
Net income (loss) for the period	2,248,514	(69,571)	(1,671,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	75,151	–	85,849
Amortization	228	–	266
Loss (gain) on change in fair value of derivative liability	(2,584,613)	–	283,411
Shares issued for royalties	–	–	500,000
Shares issued for services	–	6,400	98,400
Stock-based compensation	14,676	5,076	61,911
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,261	19,360	32,869
Due to related parties	111,787	–	129,056

Net Cash Used In Operating Activities	(118,996)	(38,735)	(479,255)

Investing Activities
Purchase of property and equipment	–	–	(2,276)

Net Cash Used In Investing Activities	–	–	(2,276)

Financing Activities
Proceeds from loan payable	235,000	–	240,000
Repayment of loan payable	(150,000)	–	(150,000)
Proceeds from issuance of convertible debenture	37,870	–	102,949
Proceeds from issuance of common shares	–	–	307,493
Shares subscriptions received	–	22,500	–

Net Cash Provided by Financing Activities	122,870	22,500	500,442

Increase (Decrease) in Cash	3,874	(16,235)	18,911

Cash – Beginning of Period	15,037	18,979	–

Cash – End of Period	18,911	2,744	18,911

Supplemental disclosures:
Interest paid	14,203	–	14,203
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issued for settlement of debt	43,736	10,000	53,736
Fair value of options and warrants exercised	–	–	5,175

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2011, the Company has not earned any revenue, has a working capital deficit of $265,491, and an accumulated deficit of $1,671,017. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2011, and the results of its operations and cash flows for the three and six month periods ended July 31, 2011 and 2010. The results of operations for the periods ended July 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2011 and 2010, the Company had no items representing comprehensive income or loss.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, note payable, and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

	(l)	Research and Development Costs

Research costs are expensed in the period that they are incurred.

	(m)	Foreign Currency Translation

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

	(n)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			July 31,
			2011	January 31,
		Accumulated	Net carrying	2011
	Cost	amortization	value	Net carrying value
	$	$	$	$
Office furniture and equipment	2,276	266	2,010	2,238

4.	Note Payable

(a)

On April 6, 2011, the Company issued a note payable with a non-related party for $150,000. The note is unsecured, due interest at 24% per annum, due on Junly 6, 2011. On July 6, 2011, the note was repaid.

	(b)	On July 4, 2011, the Company issued a note payable with a non-related party for $85,000. The note is unsecured, due interest at 24% per annum, and due on October 4, 2011.

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three months ended April 30, 2011
(Expressed in Canadian dollars)
(unaudited)

5.	Convertible Debentures

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $61,659 (US$65,000). The debenture is unsecured, bears interest at 8% per annum, and matures on September 17, 2011. The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture. On June 23, 2011, $12,000 of the convertible debenture was converted to 145,455 common shares. On June 29, 2011, $14,000 of the convertible debenture was converted to 169,697 common shares. During the six months ended July 31, 2011, the Company recorded accretion expense of the discount on the convertible debenture of $46,078 (2010 - $nil). As of July 31, 2011, the carrying value of the convertible debenture is $30,736 (January 31, 2011 - $10,698), and the fair value of the conversion option derivative liability was $34,167 (January 31, 2011 - $86,355). The calculation of the fair value of the conversion option derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.13 years, volatility of 125%, and risk-free rate of 0.16%.

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000). The debenture is unsecured, bears interest at 8% per annum, and matures on December 23, 2011. The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture. On July 11, 2011, $19,000 of the convertible debenture was converted to 230,303 common shares. During the six months ended July 31, 2011, the Company recorded accretion expense of the discount on the convertible debenture of $29,073 (2010 - $nil). As of July 31, 2011, the carrying value of the convertible debenture is $10,463 (January 31, 2011 - $nil), and the fair value of the conversion option derivative liability was $25,363 (January 31, 2011 - $nil). The calculation of the fair value of the conversion option derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.28 years, volatility of 125%, and risk-free rate of 0.10%.

6.	Derivative Liabilities

Derivative financial liabilities consist of convertible debenture, warrants originally issued in private placements, and stock options with exercise prices denominated in United States dollars, which differs from the Company’s functional currency. The fair value of these derivative liabilities is as follows:

		July 31,	January 31,
	Exercise Price	2011	2011
	$	$	$
US$65,000 convertible debenture	US$0.05	34,167	86,355
US$40,000 convertible debenture	US$0.05	25,363	–
3,800,000 warrants expiring on July 30, 2015	US$0.005	315,831	2,841,573
75,000 warrants expiring on July 4, 2013	US$0.15	3,313	–
100,000 warrants expiring on April 6, 2012	US$0.15	2,147	–
		380,821	2,927,928

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three months ended April 30, 2011
(Expressed in Canadian dollars)
(unaudited)

6.	Derivative Liabilities (continued)

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

2011
Risk-free Interest rate	0.10-0.95%
Expected life (in years)	0.13-4.00
Expected volatility	125%

7.	Common Shares

	(a)	On June 23, 2011, the Company issued 145,455 common shares to settle $11,674 (US $12,000) of convertible debentures.

	(b)	On June 29, 2011, the Company issued 169,697 common shares to settle $13,792 (US $14,000) of convertible debentures.

	(c)	On June 29, 2011, the Company issued 230,303 common shares to settle $18,270 (US $19,000) of convertible debentures.

8.	Share Purchase Warrants

On April 6, 2011, the Company issued 100,000 share purchase warrants as part of the $150,000 proceeds received from the note payable in Note 4. The warrants are exercisable at $0.15 per share and expire on April 6, 2012. On July 4, 2011, the Company issued 75,000 share purchase warrants as part of the $85,000 proceeds received from the note payable in Note 4. The fair values of the share purchase warrants was $14,676, calculated using the Black-Scholes option pricing model using assumptions of volatility of 125%, stock price at grant date of $0.15 to $0.18 per share, risk free rate of 0.29% to 0.46%, and no expected dividends.

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, January 31, 2010	–	–
Issued	5,000,000	0.005
Exercised	(1,200,000)	0.005
Balance, January 31, 2011	3,800,000	0.005
Issued	175,000	0.15
Balance, July 31, 2011	3,975,000	0.011

As at July 31, 2011, the following share purchase warrants were outstanding:

	Exercise
	Price
Number of Warrants	$	Expiry Date
3,800,000	0.005	July 30, 2015
75,000	0.15	July 4, 2013
100,000	0.15	April 6, 2012

NEUROKINE PHARMACEUTICALS INC.
(A Development Stage Company)
Notes to the Financial Statements
Three months ended April 30, 2011
(Expressed in Canadian dollars)
(unaudited)

9.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	(US$)	(years)	(US$)

Outstanding and exercisable, January 31, 2010	300,000	0.20
Granted	1,200,000	0.005
Exercised	(400,000)	0.005
Expired	(300,000)	0.20
Outstanding and exercisable, January 31, 2011 and July 31, 2011	800,000	0.005	3.8	68,000

Additional information regarding stock options as of July 31, 2011, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date

800,000	0.005	May 25, 2015

As of July 31, 2011 and 2010, the Company had no unrecognized compensation expense relating to unvested options.

10.	Related Party Transactions

	(a)	As at July 31, 2011, the Company owed $129,056 (January 31, 2011 - $17,269) to the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	During the three and six months ended July 31, 2011, the Company incurred $15,834 and $32,860 (2010 - $6,400 and $9,400) of management fees to directors and officers of the Company.

	(c)	On May 25, 2010, the Company issued 800,000 stock options, exercisable at US$0.005 per share until May 25, 2015, to the President of the Company.

11.	Subsequent Event

On August 20, 2011, the Company issued 1,600,000 common shares with a fair value of $123,200 for consulting and investor relations services.

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

Our Current Business

We are a development stage biopharmaceutical company engaged in the development and commercialization of therapeutic pharmaceutical products, with a strategic emphasis on the innovation of new therapeutic uses for existing drugs. This is commonly known as drug re-profiling. Our research and development activities are focused on assessing known drugs and compounds, developing hypotheses concerning their usage for new indications (diseases), and conducting experimentation and clinical research to test those hypotheses. Where appropriate based on our research, we intend to depart from a strict re-profiling strategy to develop new variants of, or delivery methods for, existing drugs or compounds. Our focus on drug re-profiling, although not uncommon amongst pharmaceutical companies, differs from traditional drug development practices which focus largely on the development of new drugs.

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

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001 and NK-002, was carried out by Dr. Ahmad Doroudian, our director and former president, chief executive officer and secretary, Jonathan Willmer, our former chief medical officer and former director, and Dr. Hassan Salari, a former officer and former director. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We have relied primarily on three contractors in this regard. The first, Globe Laboratories Inc., is a center for drug research and development founded and controlled by Julian Salari, a former officer and former director of our company, that provides us with expertise in manufacturing certain generic drugs that are the basis of our planned products. The second, Virtus Clinical Development (Pty.) Limited is a South African firm that specializes in the planning and execution of clinical trials and has developed the clinical protocol of NK-001 on our behalf and entered into an agreement with us to conduct that clinical trial. The third, Northern Lipids Inc., assisted us to develop certain liposomal encapsulations for our development of NK-002. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements.

Effective as of August 15, 2011 we entered into a consulting agreement with Wakabayashi Fund LLC, a Japanese limited liability company, whereby Wakabayashi Fund has agreed to provide certain institutional market awareness and public relations services to us for a six month term. In consideration of the services, we agreed to issue to Wakabayashi 1,600,000 restricted shares of our common stock. Our board of directors authorized the issuance of the 1,600,000 shares on August 20, 2011. The most recent closing price of our common shares at the time of issuance as quoted on the OTC Bulletin Board was $0.077 per share. Accordingly, the aggregate value of the stock consideration paid was $123,200.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2011, which are included herein.

Our operating results for the three and six months ended July 31, 2011 and 2010 are summarized as follows:

		Three Months Ended				Six Months
		July 31,				July 31,
		2011		2010		2011		2010
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Amortization		$114	$	Nil		$228	$	Nil
Foreign exchange loss (gain)		$1,274		$(395)		$1,545		$(213)
General and administrative		$29,575		$11,646		$130,685		$22,276
Management fees		$17,026		$8,076		$32,860		$14,476
Professional fees		$12,029		$23,194		$32,886		$33,032
Research and development		$13,333	$	Nil		$48,541	$	Nil
Net Income (Loss)		$133,622		$(42,521)		$(246,745)		$(69,571)

For the three months ended July 31, 2011, our net income increased by $176,143 as compared to the three months ended July 31, 2010. Our income increased primarily due to a gain in foreign exchange and change in fair value of derivative liability offset by decreased professional fees. Our net loss from inception is $1,671,017.

For the six months ended July 31, 2011, our net income increased by $2,318,085 as compared to the six months ended July 31, 2010. Our income increased primarily due to a gain in foreign exchange and change in fair value of derivative liability offset by decreased professional fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	January 31,
	2011	2011
Current Assets	$18,911	$15,037
Current Liabilities	$284,402	$40,575
Working Capital (Deficit)	$(265,491)	$(25,538)

Our total current assets as of July 31, 2011 were $18,911 as compared to total current assets of $15,037 as of January 31, 2011. The increase was primarily due to an increase in cash. Our total current liabilities as of July 31, 2011 were $284,402 as compared to total liabilities of $40,575 as of January 31, 2011. The increase was primarily due to increased accounts payable, amounts due to related parties, notes payable and convertible debentures.

Cash Flows

	Six Months Ended
	July 31,
	2011	2010
Net Cash Provided (Used) by Operating Activities	$(118,996)	$(38,735)
Net Cash Provided (Used) by Financing Activities	$122,870	$22,500
Increase (Decrease) in Cash During the Period	$3,874	$(16,235)

Operating Activities

The increase in cash used on operating activities during the period in 2011 was primarily the result of accretion of discount on convertible debt, amortization, stock based compensation and amounts due to related parties offset by a gain on change in fair value of derivative liability. The increase in cash provided by financing activities during the period ended 2011 was primarily the result of proceeds from loans payable and issuance of convertible debentures offset by repayment of loans payable.

Investing Activities

We did not have any investing activities during the six months ended July 31, 2011 and 2010.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2011 and 2010, our company had no items representing comprehensive income or loss.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011. Based on the evaluation of these disclosure controls and procedures the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2011, we issued 145,455 shares of our common stock to settle $11,674 (US $12,000) of convertible debentures. These shares were issued pursuant to Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended.

On June 2, 2011, we issued 169,697 shares of our common stock to settle $13,792 (US $14,000) of convertible debentures. These shares were issued pursuant to Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended.

On June 29, 2011, we issued 230,303 shares of our common stock to settle $18,270 (US $19,000) of convertible debentures. These shares were issued pursuant to Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended.

On August 20, 2011, we issued 1,600,000 shares of our common stock as consideration for public relations services for an aggregate value of $123,200. These shares were issued to one non-U.S. person in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On August 30, 2011 Dr. Ahmad Doroudian resigned as president, chief executive officer and secretary of our company. The resignation of Dr. Ahmad Doroudian was not due to any disagreement with our company. Dr. Ahmad Doroudian remains as a member of our board of directors.

Subsequently, on August 30, 2011 we appointed Dr. Hamid Doroudian as president, chief executive officer and secretary of our company.

Item 6. Exhibits

Exhibit	Description
No.

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

Exhibit	Description
No.
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

(10)	Material Contracts

10.1	Share Subscription of Dr. Ahmad Doroudian dated September 17, 2007 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.2	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.3	Management Consulting Agreement with Penny Green dated April 1, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.4	Director and Option Agreement with Dr. Kamran Shojania dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.5	Director and Option Agreement with Dr. Maziar Badii dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.6	Shareholder’s Agreement withi Dr. Hassan Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.7	Shareholder’s Agreement with Francine Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.8	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on March 4, 2010)

10.9	Master Service Agreement with Northern Lipids Inc. Dated October 2, 2007 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.10	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.11	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.12	Subscription Agreement with Hassan Salari (incorporated by reference from our Form 8-K filed on August 12, 2010)

10.13	Subscription Agreement with Ahmad Doroudian (incorporated by reference from our Form 8-K filed on August 12, 2010).

Exhibit	Description
No.
10.14	Consulting agreement with Wakabayashi Find LLC dated August 15, 2011 (incorporated by reference from our Form 8-K filed on August 29, 2011)

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hamid Doroudian.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Moira Ong.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hamid Doroudian.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Moira Ong.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: September 14, 2011	/s/ Hamid Doroudian
Dr. Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: September 14, 2011	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)