Form 10-Q
period 2011-10-31
Neurokine Pharmaceuticals Inc.
filed 2011-12-15
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-161157
NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)
British Columbia				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1275 West 6th Avenue, Vancouver, British Columbia, Canada				V6H 1A6
(Address of principal executive offices)				(Zip Code)
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
35,767,073 common shares issued and outstanding as of December 15, 2011.

Table of Contents

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

22

Item 4.  Controls and Procedures

22

PART II – OTHER INFORMATION

22

Item 1.  Legal Proceedings

22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.  Defaults Upon Senior Securities

22

Item 4.  [Removed and Reserved]

23

Item 5.  Other Information

23

Item 6.  Exhibits

23

SIGNATURES

26

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and nine months ended October 31, 2011 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC. Financial Statements (Expressed in Canadian dollars) Period ended October 31, 2011 (unaudited) and January 31, 2011

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	October 31, 2011 $ (unaudited)	January 31, 2011 $

Assets

Current Assets

Cash	5,526	15,037

Total Current Assets	5,526	15,037

Property and equipment (Note 3)	1,897	2,238

Total Assets	7,423	17,275

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	23,734	12,608
Due to related parties (Note 9)	146,475	17,269
Note payable (Note 4)	91,609	–
Convertible debenture, net of unamortized discount of $73,849 (Note 5)	77,522	10,698

Total Current Liabilities	339,340	40,575

Derivative liabilities (Note 6)	56,293	2,927,928

Total Liabilities	395,633	2,968,503

Nature of operations and continuance of business (Note 1)

Stockholders’ Deficit

Common stock: 200,000,000 shares authorized, without par value 35,767,073 and 33,621,618 shares issued and outstanding, respectively	1,086,148	915,893

Additional paid-in capital	67,086	52,410

Accumulated deficit during the development stage	(1,541,444)	(3,919,531)

Total Stockholders’ Deficit	(388,210)	(2,951,228)

Total Liabilities and Stockholders’ Deficit	7,423	17,275

 (The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

(unaudited)

	Three Months Ended October 31, 2011 $	Three Months Ended October 31, 2010 $	Nine Months Ended October 31, 2011 $	Nine Months Ended October 31, 2010 $	Accumulated from June 10, 2002 (Date of Inception) to October 31, 2011 $

Revenue	–	–	–	–	–

Expenses

Amortization	113	–	341	–	379
Foreign exchange (gain) loss	1,944	1,034	3,489	821	9,736
General and administrative	132,249	4,081	262,934	26,357	397,711
Management fees (Note 9)	12,325	9,000	45,185	23,476	124,161
Professional fees	7,737	6,071	40,623	39,103	136,720
Research and development	–	–	48,541	–	273,215
Royalties	–	–	–	–	500,000

Total Expenses	154,368	20,186	401,113	89,757	1,441,922

Loss from Operations	(154,368)	(20,186)	(401,113)	(89,757)	(1,441,922)

Other Income (Expenses)

Accretion of discount on convertible debt (Note 5)	(12,949)	–	(88,100)	–	(98,798)
Gain (loss) on change in fair value of derivative liability (Note 6)	324,528	–	2,909,141	–	41,117
Interest expense	(27,638)	–	(41,841)	–	(41,841)

Total Other Income (Expenses)	283,941	–	2,779,200	–	(99,522)

Net Income (Loss)	129,573	(20,186)	2,378,087	(89,757)	(1,541,444)

Net income (loss) per share, basic	–	–	0.07	–
Net income (loss) per share, diluted	–	–	0.06	–

Weighted average shares outstanding - basic	35,349,682	31,934,661	34,260,979	26,636,241
Weighted average shares outstanding - diluted	39,949,682	31,934,661	38,860,978	26,636,241

 (The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

(unaudited)

	For The Nine Months Ended October 31, 2011	For The Nine Months Ended October 31, 2010	Accumulated from June 10, 2002 (Date of Inception) to October 31, 2011
Operating Activities
Net income (loss) for the period	2,378,087	(89,757)	(1,541,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	88,100	-	98,798
Amortization	341	-	379
Loss (gain) on change in fair value of derivative liability	(2,909,141)	-	(41,117)
Shares issued for royalties	-	-	500,000
Shares issued for services	126,519	6,400	224,919
Stock-based compensation	14,676	5,076	61,911
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	39,831	20,476	57,439
Due to related parties	129,206	-	146,475
Net Cash Used in Operating Activities	(132,381)	(57,805)	(492,640)
Investing Activities
Purchase of property and equipment	-	-	(2,276)
Net Cash Used in Investing Activities	-	-	(2,276)
Financing Activities
Proceeds from loan payable	235,000	-	240,000
Repayment of loan payable	(150,000)	-	(150,000)
Proceeds from issuance of convertible debenture	37,870	-	65,079
Proceeds form issuance of common shares	-	40,726	345,363
Net Cash Provided by Financing Activities	122,870	40,726	500,442
Increase (Decrease) in Cash	(9,511)	(17,079)	5,526
Cash- Beginning of Period	15,037	18,979	-
Cash- End of Period	5,526	1,900	5,526
Supplemental disclosures:
Interest paid	9,000	-	9,000
Income tax paid	-	-	-
Non-cash investing and financing activities:
Shares issued for settlement of debt	43,736	10,000	53,736
Fair value of options and warrants exercised	-	-	5,175

 (The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Nine months ended October 31, 2011

(Expressed in Canadian dollars)

(unaudited)

Note 1-

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2011, the Company has not earned any revenue, has a working capital deficit of $312,396 and an accumulated deficit of $1,520,026. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2-

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2011, and the results of its operations and cash flows for the three and nine month periods ended October 31, 2011 and 2010. The results of operations for the periods ended October 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Nine months ended October 31, 2011

(Expressed in Canadian dollars)

(unaudited)

Note 2-

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

(g)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock-Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Nine months ended October 31, 2011

(Expressed in Canadian dollars)

(unaudited)

Note 2-

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

(j)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at October 31, 2011 and 2010, the Company had no items representing comprehensive income or loss.

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

Nine months ended October 31, 2011

(Expressed in Canadian dollars)

(unaudited)

Note 2-

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

Note 3-

Property and Equipment

	Cost $	Accumulated amortization $	October 31, 2011 Net carrying value $ (unaudited)	January 31, 2011 Net carrying value $

Office furniture and equipment	2,276	379	1,897	2,238

Note 4-

Note Payable

(a)

On April 6, 2011, the Company issued a note payable with a non-related party for $150,000.  The note is unsecured, due interest at 24% per annum, due on July 6, 2011.  On July 6, 2011, the note was repaid.

(b)

On July 4, 2011, the Company issued a note payable with a non-related party for $85,000.  The note is unsecured, due interest at 24% per annum, and due on October 4, 2011. On October 4, 2011, the note was extended to January 4, 2012 under the same terms.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Nine months ended October 31, 2011

(Expressed in Canadian dollars)

(unaudited)

Note 5-    Convertible Debentures

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $61,659 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matures on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, US$12,000 of the convertible debenture was converted to 145,455 common shares.  On June 29, 2011, US$14,000 of the convertible debenture was converted to 169,697 common shares.  During the nine months ended October 31, 2011, the Company recorded accretion expense of the discount on the convertible debenture of $52,779 (US$54,302) (2010 - $nil).  As of October 31, 2011, the carrying value of the convertible debenture is $38,871   (US$39,000) (January 31, 2011 - US$10,698) plus accrued penalty for default of $21,381. As at October 31, 2011, the fair value of the conversion option derivative liability was $nil (January 31, 2011 - $86,355).

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured, bears interest at 8% per annum, and matures on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, US$19,000 of the convertible debenture was converted to 230,303 common shares.  During the nine months ended October 31, 2011, the Company recorded accretion expense of the discount on the convertible debenture of $35,321 (US$36,327) (2010 - $nil).  As of October 31, 2011, the carrying value of the convertible debenture is $17,270 (US$17,327) (January 31, 2011 - $nil), and the fair value of the conversion option derivative liability was $17,131 (US$17,187) (January 31, 2011 - $nil).   The calculation of the fair value of the conversion option derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.03 years, volatility of 125%, and risk-free rate of 0.02%.

Note 6-

Derivative Liabilities

Derivative financial liabilities consist of convertible debenture and warrants originally issued in private placements with exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair value of these derivative liabilities is as follows:

	Exercise Price $	October 31, 2011 $	January 31, 2011 $

US$65,000 convertible debenture	US$0.05	–	86,355
US$40,000 convertible debenture	US$0.05	17,131	–
3,800,000 warrants expiring on July 30, 2015	US$0.005	39,162	2,841,573

		56,293	2,927,928

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Nine months ended October 31, 2011

(Expressed in Canadian dollars)

(unaudited)

Note 6-

Derivative Liabilities (continued)

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

2011

Risk-free Interest rate	0.02-0.70%
Expected life (in years)	0.03-3.75
Expected volatility	125%

Note 7-

Common Shares

(a)

On June 23, 2011, the Company issued 145,455 common shares to settle $11,674 (US $12,000) of convertible debentures.

(b)

On June 29, 2011, the Company issued 169,697 common shares to settle $13,792 (US $14,000) of convertible debentures.

(c) On June 29, 2011, the Company issued 230,303 common shares to settle $18,270 (US $19,000) of convertible debentures.

(d) On August 24, 2011, the Company issued 1,600,000 common shares for services with a fair value of $126,519 (US$128,000).

Note 8-

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

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2010	–	–

Issued	5,000,000	0.005
Exercised	(1,200,000)	0.005

Balance, January 31, 2011	3,800,000	0.005
Issued	175,000	0.15

Balance, October 31, 2011	3,975,000	0.011

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Nine months ended October 31, 2011

(Expressed in Canadian dollars)

(unaudited)

Note 8-

Share Purchase Warrants (continued)

As at October 31, 2011, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

3,800,000	0.005	July 30, 2015
75,000	0.15	July 4, 2013
100,000	0.15	April 6, 2012

Note 9-

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price (US$)	Weighted average remaining contractual life (years)	Aggregate intrinsic value (US$)

Outstanding and exercisable, January 31, 2010	300,000	0.20

Granted	1,200,000	0.005
Exercised	(400,000)	0.005
Expired	(300,000)	0.20

Outstanding and exercisable, January 31, 2011 and October 31, 2011	800,000	0.005	3.6	68,000

Additional information regarding stock options as of October 31, 2011, is as follows:

Number of Options	Exercise Price $	Expiry Date

800,000	0.005	May 25, 2015

As of October 31, 2011 and 2010, the Company had no unrecognized compensation expense relating to unvested options.

Note 10-

Related Party Transactions

(a)

As at October 31, 2011, the Company owed $146,475 (January 31, 2011 - $17,269) to the President of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

During the nine months ended October 31, 2011, the Company incurred $45,185 (2010 - $18,400) of management fees to directors and officers of the Company.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Neurokine Pharmaceuticals Inc., unless otherwise indicated.

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

To date, we have concentrated our research on innovating applications for existing drugs for the treatment of diseases and conditions mediated by acute and chronic inflammatory reactions. The diseases and conditions that have been the subject of our research include:

[  ] neurocognitive impairment, and specifically, neurocognitive impairment in post-coronary artery bypass graft (also known as “CABG” or ”heart bypass”) surgery patients;

[  ] degenerative central nervous system diseases, and specifically, Alzheimer’s disease; and

[  ] degenerative disk disease, and specifically, discogenic neck and back pain conditions.

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

Effective as of August 15, 2011 we entered into a consulting agreement with Wakabayashi Fund LLC, a Japanese limited liability company, whereby Wakabayashi Fund has agreed to provide certain institutional market awareness and public relations services to us for a six month term. In consideration of the services, on August 20, 2011 our board of directors authorized the issuance of 1,600,000 restricted shares of our common stock to Wakabayashi. The most recent closing price of our common shares at the time of issuance as quoted on the OTC Bulletin Board was $0.077 per share. Accordingly, the aggregate value of the stock consideration paid was $123,200.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2011, which are included herein.

Our operating results for the three and nine months ended October 31, 2011 and 2010 are summarized as follows:

		Three Months Ended				Nine Months
		October 31,				October 31,
		2011		2010		2011		2010
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Amortization		$113	$	Nil		$341	$	Nil
Foreign exchange loss (gain)		$1,944		$1,034		$3,489		$821
General and administrative		$132,249		$4,081		$262,934		$26,357
Management fees		$12,325		$9,000		$45,185		$23,476
Professional fees		$7,737		$6,071		$40,623		$39,103
Research and development	$	Nil	$	Nil		$48,541	$	Nil
Net Income (Loss)		$129,537		$(20,186)		$(401,113)		$(89,757)

For the three months ended October 31, 2011, our net income increased by $149,723 as compared to the three months ended October 31, 2010. Our income increased primarily due gain on change in fair value of derivative liability. Our net loss from inception is $1,541,444.

For the nine months ended October 31, 2011, our net income increased by $530,650 as compared to the nine months ended October 31, 2010. Our income increased primarily due to primarily due gain on change in fair value of derivative liability.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	January 31,
	2011	2011
Current Assets	$5,526	$15,037
Current Liabilities	$339,340	$40,575
Working Capital (Deficit)	$(333,814)	$(25,538)

Our total current assets as of October 31, 2011 were $5,526 as compared to total current assets of $15,037 as of January 31, 2011. The decrease was primarily due to a decrease in cash. Our total current liabilities as of October 31, 2011 were $339,340 as compared to total current liabilities of $40,575 as of January 31, 2011. The increase was primarily due to increases in accounts payable and accrued liabilities, amounts due to related parties, notes payable and convertible debentures.

Cash Flows

	Nine Months Ended
	October 31,
	2011	2010
Net Cash Provided (Used) by Operating Activities	$(132,381)	$(57,805)
Net Cash Provided (Used) by Financing Activities	$122,870	$40,726
Increase (Decrease) in Cash During the Period	$9,511	$(17,079)

Operating Activities

The increase in cash used on operating activities during the nine month period in 2011 was primarily the result of increases in accretion of discount on convertible debt, amortization shares issued for services, stock-based compensation, accounts payable and accrued liabilities, and amounts due to related parties. The increase in cash provided by financing activities during the nine month period ended 2011 was primarily the result of proceeds from loans payable and from the issuance of common shares.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2011 and 2010.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at October 31, 2011 and 2010, our company had no items representing comprehensive income or loss.

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

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011. Based on the evaluation of these disclosure controls and procedures the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2011, the Company issued 1,600,000 common shares for services with a fair value of $126,519 (US$128,000). These shares were issued to one (1) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On August 30, 2011, we accepted the resignation of Dr. Ahmad Doroudian as our president, chief executive officer and secretary. Dr. Doroudian will remain as a director and serve as chairman of the board. Dr. Doroudian’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Dr. Ahmad Doroudian’s resignation, we appointed Dr. Hamid Doroudian, MD, as president, chief executive officer and secretary of our company.

Item 6.  Exhibits

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

(10)	Material Contracts

10.1	Share Subscription of Dr. Ahmad Doroudian dated September 17, 2007 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.2	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.3	Management Consulting Agreement with Penny Green dated April 1, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.4	Director and Option Agreement with Dr. Kamran Shojania dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.5	Director and Option Agreement with Dr. Maziar Badii dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.6	Shareholder’s Agreement withi Dr. Hassan Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.7	Shareholder’s Agreement with Francine Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

10.8	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on March 4, 2010)

10.9	Master Service Agreement with Northern Lipids Inc. Dated October 2, 2007 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.10	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.11	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)

10.12	Subscription Agreement with Hassan Salari (incorporated by reference from our Form 8-K filed on August 12, 2010)

10.13	Subscription Agreement with Ahmad Doroudian (incorporated by reference from our Form 8-K filed on August 12, 2010)

10.14	Consulting agreement with Wakabayashi Find LLC dated August 15, 2011 (incorporated by reference from our Form 8-K filed on August 29, 2011)

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian

32.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong

Exhibit No.	Description
101**	Interactive Data Files

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

/s/ Hamid Doroudian
Dated: December 15, 2011
Dr. Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

/s/ Moira Ong
Dated: December 15, 2011
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)