Form 10-K
period 2012-01-31
Neurokine Pharmaceuticals Inc.
filed 2012-05-14
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-161157

NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1275 West 6th Avenue, Vancouver, British Columbia	V6H 1A6
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(604) 805-7783

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2011 was $707,519 based on a $0.09 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
35,767,073 common shares as of May10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

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

Our business model currently includes the following activities:

•

identifying new indications for approved and marketed products;

•

securing intellectual property rights to those products;

•

conducting preliminary laboratory tests and clinical trials; and

•

establishing partnerships with large pharmaceutical and biotechnology companies to develop and commercialize products outside of the initial market focus.

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

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001and NK-002, was carried out by Dr. Ahmad Doroudian, our director and former officer, Jonathan Willmer, our former chief medical officer and former director, and Dr. Hassan Salari, a former officer and director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements. We have not carried on any research and development activities since January 2009 and our ability to continue our research and development activities depends on securing additional financing.

A brief summary of the major stages of our business plan that we are seeking to complete over the next 12 months and the cost estimates to complete each step are as follows:

•

commence and complete our planned Phase II clinical trials of  NK-001 (50 patients) - $1,355,000; and

•

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

Product
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $500,000 Estimated Completion Date: November 2013
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $1,355,000 Estimated Completion Date: September, 2012	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

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

To date, we have concentrated our research on innovating applications for existing drugs for the treatment of diseases and conditions mediated by acute and chronic inflammatory reactions. The diseases and conditions that have been the subject of our research include:

•

neurocognitive impairment, and specifically, neurocognitive impairment in post-coronary artery bypass graft (also known as “CABG” or “heart bypass”) surgery patients;

•

degenerative central nervous system diseases, and specifically, Alzheimer’s disease; and

•

degenerative disk disease, and specifically, discogenic neck and back pain conditions.

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

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001 and NK-002, was carried out by Dr. Ahmad Doroudian, a former director and officer, Jonathan Willmer, our former Chief Medical Officer and former director, and Dr. Hassan Salari, a former officer and director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We have relied primarily on three contractors in this regard. The first, Globe Laboratories Inc., is a center for drug research and development founded and controlled by Julian Salari, a former officer and director of our company, that provides us with expertise in manufacturing certain generic drugs that are the basis of our planned products. The second, Virtus Clinical Development (Pty.) Limited is a South African firm that specializes in the planning and execution of clinical trials and has developed the clinical protocol of NK-001 on our behalf and entered into an agreement with us to conduct that clinical trial. The third, Northern Lipids Inc., assisted us to develop certain liposomal encapsulations for our development of NK-002. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements.

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

Our Products

Our current product research focus is on biologics (vaccines, blood and blood components), allergenics, somatic cells (cells relating to the wall of the body cavity), gene therapy, tissues, and recombinant therapeutics (drugs produced by genetic engineering) that cause cell death in tumors. Such biologics are known as anti-tumor necrosis factors. To date, we have identified two products as ideal candidates for development:

•

NK-001 for the potential treatment of neurocognitive impairment in post-coronary artery bypass graft (commonly known as “CABG” or “heart bypass”) surgery patients; and

•

NK-002 for the potential treatment of Alzheimer’s disease.

NK-001

NK-001 is a new application of the generic drug Etanercept for treating neurocognitive impairment in CABG surgery patients. We consider NK-001 to be our flagship product as it is at a more advanced stage of development than our other planned products, and we intend to apply our resources toward its development in priority to our other planned products. Etanercept is the generic version of the drug Enbrel, which is currently under patent protection in the United States. While the original Amgen patent on Enbrel was set to expire in 2012, on November 2011 Amgen announced that the United States patent office has extended that patent until November 2028.

On April 18, 2008 we filed a single United States Patent Application (No. 61-046061) regarding the use of NK-001 (Etanercept) and similar TNF-Alpha targeting drugs (which can generally be described as anti-inflammatory drugs) in the treatment of post-CABG cognitive impairment. This patent application is under examination, and a patent has not yet been granted to us or published and is currently on hold pending submission of additional data. Also if our research and development activities are successful, we will require license and partnership with Amgen to launch NK001.

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

TNF-Alpha Inhibitors

NK-001 is a recombinant, or an artificially created human-soluble tumor necrosis factor protein characterized by its tendency to specifically bind to and inhibit TNF-Alpha. Tumor necrosis factor (“TNF”) is a category of protein that induces the death of tumor cells and possesses a wide range of actions that induce inflammation. TNF-Alpha is a cytokine, a category of polypeptide (small protein) regulator that is produced widely throughout the body by cells of diverse origin. It is involved in systemic inflammation and is a member of a group of cytokines that stimulate the acute phase reaction. Acute phase reaction is the process where, in response to injury, the body’s inflammatory cells secrete cytokines into the bloodstream to destroy or inhibit the growth of microbes, viruses or other foreign materials. The body’s immune cells secrete TNF-Alpha and other cytokinesto defend against infectious disease and foreign materials, and TNF-Alpha is capable of inducing inflammation and inhibiting the growth of tumors and replication of viruses. Dysregulation and, in particular, overproduction of TNF-Alpha have been implicated in a variety of human diseases, including rheumatoid arthritis, ankylosing spondylitis (the inflammation of joints in the spine), psoriatic arthritis and psoriasis. NK-001 has been used since 1998 to treat a number of these diseases.

CABG and Neurocognitive Impairment

We intend to apply NK-001 to the treatment of neurocognitive impairment in post-coronary artery bypass graft surgery patients. This surgery is commonly known as CABG or heart bypass surgery. CABG has become a standard method of treatment and has become one of the most commonly performed ‘open heart’ operations in the United States. According to a 1999 study by Selnes, Goldsbrough, Borowicz and McKhann entitled “Neurobehavioral Sequelae of Cardiopulmonary Bypass” (The Lancet, Vol. 353, May 8, 1999), about 800,000 patients internationally and 650,000 patients in the United States undergo heart bypass surgery every year.

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

Post-CABG Surgery Cognitive Impairment: An Inflammatory Phenomenon

Several reports have suggested that post-heart bypass cognitive impairment is an inflammatory phenomenon in which inflammatory mediators, such as cytokines (including the cytokines TNF-Alpha, interleukin -1, interleukin-8, and interleukin-6), are released to trigger the brain’s inflammatory response. It has been further observed that elevated levels of inflammatory mediators, including TNF-Alpha, have been shown to be indicators of high morbidity (the presence of an abnormal condition that impairs bodily function) and mortality rates after heart bypass surgery. While most studies have looked at peripheral levels of cytokines in response to surgical stress, it has also been reported that elevated levels of pro-inflammatory cytokines have been detected in the cerebrospinal fluid after heart bypass surgery. Moreover, it has been shown that heart trauma leads not only to an increase in pro-inflammatory cytokine levels outside the brain, but also to a concurrent marked increase in brain cytokine levels. Accordingly, the apparent significance of pro-inflammatory cytokines, such as TNF-Alpha, has led to the suggestion that these inflammatory mediators may be considered as targets in the inflammatory process associated with post-CABG cognitive impairment.

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

TNF-Alpha binds to these cell surface receptors and triggers an array of pro-inflammatory effects, including the release of other pro-inflammatory cytokines and chemokines (a type of cytokine); the release of enzymes which break down proteins (metalloproteinases); and an increase in the production of proteins that line the interior surface of blood vessels (endothelial adhesion molecules), thereby further amplifying the inflammatory and immune cascade and inducing a plethora of inflammatory and catabolic (molecule breakdown) effects. Interference in the binding of TNF-Alpha to cell surface receptors of the target cell results in the neutralization of TNF-Alpha and the blockage of its biologic effects. For example, TNF-Alpha receptor proteins that are naturally produced in soluble form (designated as TNF-R) inhibit TNF-Alpha action by competing with cell surface receptors for binding TNF-Alpha, thereby blocking its biologic effects. Various TNF-Alpha targeting drugs, also known as TNF-Alpha antagonists, TNF-Alpha inhibitors and TNF-Alpha blockers, have been developed to neutralize or inhibit TNF-Alpha activity. These drugs bind to inhibit TN F-Alpha from binding to its receptor and triggering the inflammatory response. In this way, TNF-Alpha targeting drugs deactivate TNF-Alpha.

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

•

to evaluate the effects of NK-001 in preventing cognitive side effects following CABG surgery;

•

to evaluate the safety and tolerability of NK-001 in patients undergoing heart bypass surgery;

•

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

•

to evaluate the effects of NK-001 on serum TNF-Alpha levels in patients undergoing heart bypass surgery (the serum is a fluid component of clotted blood and it lacks clotting factors and other elements which plasma includes, instead retaining antibodies, electrolytes and soluble proteins); and

•

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

•

preclinical, Phase I safety and pharmacokinetic studies have already been successfully completed on Etanercept;

•

Etanercept has already been tested in different patient populations (both genders, all age groups, and multiple ethnic groups);

•

Phase II and II studies have been completed for Etanercept as applied to a number of indications, providing additional safety information for the use of the drug on older populations who are the target population for NK-001; and

•

there are no existing animal models for post CABG cognitive impairment by which we could conduct additional safety tests on animals.

On January 28, 2009, we submitted amendments to our clinical trial protocol that were subsequently approved by the Medicines Control Council on May 12, 2009. As a result, we now have full authority to proceed with our Phase II clinical trial of NK-001.

Our study will involve identifying 50 otherwise healthy individuals undergoing heart bypass surgery, performing pre-surgery cognitive assessment, administering NK-001 (Etanercept) pre- and post-surgery and six months of follow up. We anticipate that we will begin our trial in the winter of 2012, and we anticipate the full cost of the trial to be approximately $1,350,000.

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

In the United States the FDA has licensed Etanercept for the following therapeutic applications:

•

moderate to severe rheumatoid arthritis (November 1998);

•

moderate to severe polyarticular juvenile idiopathic arthritis (1999);

•

psoriatic arthritis (2002);

•

ankylosing spondylitis (July 2003; and

•

moderate to severe plaque psoriasis (April 2004).

The United States Patent on Etanercept (Enbrel) in the United States expired in 2009. Patent protection for Etanercept in South Africa has already lapsed, and the drug is commercially available in generic form.

On April 18, 2008 we filed a single United States Patent Application (No. 61-046061) for the use of TNF-Alpha targeting drugs (including NK-001 and similar anti-inflammatory drugs) in the treatment of post-heart bypass cognitive impairment. The application is currently under review by the United States Patent Office and is on hold pending submission of additional data.

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

NK-001 is currently used in the treatment of arthritis and psoriasis to block the actions of TNF-Alpha made by the body’s immune system. TNF-Alpha is a protein that triggers an array of pro-inflammatory effects. In patients with Alzheimer’s disease, NK-001 appears to have an effect that is sustained beyond six months of treatment. In fact, a small pilot study conducted by researchers at the University of California, Los Angeles, in 15 patients administering 25-50 milligrams of NK-001 significantly improved MMS (Mini-Mental Status Examination), ADAS-Cog (Alzheimer’s Disease Assessment Skill) and SIB (Severe Impairment Battery) results (See Tobinick, Gross, Weinberger, Cohen: “TNF-Alpha Modulation for Treatment of Alzheimer's Disease: A 6-Month Pilot Study” (MedGenMed 2006, 8(2):25)). These results show great promise, exceeding the exhibited short-lived effects of traditional cholinesterase treatment. However, NK-001 is noted for its poor blood-brain barrier penetration. In fact, naked protein drugs like NK-001 traverse the blood-brain barrier at a rate of approximately 0.001% to 9%. However, if appropriately encapsulated, protein drugs traverse the blood brain barrier at a rate of between 1% and 20%. According to a 2006 study, encapsulation increases the rate of drug uptake by 100% to 1000% (See Mishra, Mahor, Rawat, et al., “Targeted brain delivery of AZT via transferrin anchored pegylated albumin nanoparticles” (J Drug Target 2006; 14:45-53)).

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

Of our current planned products, only NK-002 will require us to undertake pre-clinical trials. Subject to our ability to obtain adequate financing, we anticipate completing pre-clinical trials of NK-002 at a cost of approximately $500,000 over a period of 12 months. It is our goal to begin pre-clinical trials of NK-002 by the last quarter of 2012; however we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do. We do not anticipate requiring pre-clinical trials of NK-001 because equivalent trials of Etanercept, the drug underlying NK-001, have already been successfully completed by third parties.

Phase 0

Phase 0 is a recent designation for exploratory, first-in-human trials conducted in accordance with the FDA’s 2006 Guidance on Exploratory Investigational New Drug (IND)

Studies:  Distinctive features of Phase 0 trials include the administration of single subtherapeutic doses (doses not intended to treat diseases) of the study drug to a small number of subjects (10-15) to gather preliminary data on the agent's pharmacokinetics (how the body processes the drug) and pharmacodynamics (how the drug works in the body).

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

All of our planned products must undergo Phase II clinical trials. Completion of these trials is subject to our ability to obtain adequate financing,

We anticipate completing our Phase II trial of NK-001 at a cost of approximately $1,355,000 over a 12 month period. It is our goal to begin the trial in the winter of 2012; however, we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do. The trial protocol for our Phase II trial is complete and has received full regulatory approval.

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

It is common practice that certain Phase III trials will continue while a regulatory submission is pending at the appropriate regulatory agency. This allows patients to continue to receive possibly lifesaving drugs until the drug can be obtained commercially. Other reasons for performing trials at this stage may include “label expansion” (to show the drug is suitable for additional types of patients/diseases beyond the original use for which the drug was approved for marketing), obtaining additional safety data, or to support marketing claims for the drug. Studies in this phase are categorized by some companies as “Phase IIIB studies”.

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

•

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

•

on October 2, 2007, we entered into a Master Service Agreement with Northern Lipids Inc. pursuant to which Northern Lipids developed certain proprietary liposomal encapsulation formulas for the encapsulation of NK-002 on our behalf.

•

on January 31, 2008 2008 we filled a United States Patent Application (No. 61-02540) for the therapeutic use of a liposome formulation for the delivery of drugs across the blood-brain barrier (NK-002).

•

on March 1, 2008 we entered into Clinical Trial Services Master Agreement with Virtus Clinical Development (Pty) Limited (“Virtus”), whereby Virtus agreed to provide regulatory, clinical trial management and related services to us in respect of our planned Phase II clinical trials of NK-001.

•

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

•

on April 18, 2008 we filed a United States Patent Application (No. 61-046061) for the use of TNF-Alpha targeting drugs (including NK-001 and similar anti-inflammatory drugs) in the treatment of post-heart bypass cognitive impairment.

•

in April 2008 2008 we began testing three different encapsulation preparations of NK-002 in rodent trials. This testing was carried out by scientists at Globe Laboratories Inc. on our behalf.

•

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

•

in 2008 we established a relationship with Dr. Maziar Badii, our director, who will advise us on the development of new product candidates for the treatment of acute and chronic back pain.

•

on January 28, 2009 Virtus submitted amendments to our research protocol for NK-001 that were subsequently approved by the Medicines Control Council (Republic of South Africa) on May 12, 2009. We now have full authority to proceed with our Phase II clinical trial in its modified form.

•

effective August 15, 2011 we entered into a consulting agreement with Wakabayashi Fund LLC, a Japanese limited liability company, whereby Wakabayashi Fund agreed to provide certain institutional market awareness and public relations services to us for a six month term. In consideration of the services, on August 20, 2011 our board of directors authorized the issuance of 1,600,000 restricted shares of our common stock to Wakabayashi. The most recent closing price of our common shares at the time of issuance as quoted on the OTC Bulletin Board was $0.077 per share. Accordingly, the aggregate value of the stock consideration paid was $123,200.

Markets for our Planned Products

NK-001

We anticipate that our study of NK-001 in post-CABG patients will, if successful, generate a market for the drug as well as provide data that may lead to applying the drug in the treatment of other diseases such as Alzheimer’s disease. Heart bypass surgery has become a standard method of treatment and has become one of the most commonly performed “open heart” operations in the United States. An estimated 800,000 patients throughout the word undergo heart bypass surgery every year and about 650,000 of those patients are located in the United States (Selnes, Goldsbrough, Borowicz and McKhann: Neurobehavioral Sequelae of Cardiopulmonary Bypass (The Lancet, Vol. 353, May 8, 1999)).

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

Research and Development

We have spent $58,041 on research and development expenses for the last two fiscal years.  From our inception on June 10, 2002 to January 31, 2012 we spent $282,715 on research and development activities. We anticipate that we will incur approximately USD$1.4 million in research and development expenses over the next 12 months, however this may change if we are unsuccessful in obtaining sufficient additional financing.

Intellectual Property

We own the common law trademark rights in our corporate name and logo. We have not registered any of our trademark rights for protection. We also own 100% of all right and title in and to the following patents:

•

United States Patent Application No. 61-02540 (filed on January 31, 2008) for the therapeutic use of a liposome formulation for the delivery of drugs across the blood-brain barrier (NK-002).

•

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

Employees and Consultants

As of May 10, 2012, we did not have any full-time or part-time employees. We currently engage independent contractors in the areas of accounting, legal and auditing services. We plan to engage independent contractors in the areas of clinical trial data management.  Dr. Ahmad Doroudian provides his services to us with remuneration on a non-exclusive basis. Dr. Maziar Badii and Richard Azani, our directors, provide their services to us as remunerated consultants.  Mr. Hamid Doroudian provides his services to us with a remuneration on a non-exclusive basis.

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

•

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

•

Phase II clinical trials: Phase II clinical trials are generally designed to establish the optimal dose, to evaluate the potential effectiveness of the drug in patients who have the target disease or condition and to further ascertain the safety of the drug at the dosage given in a larger patient population.

•

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

•

Manufacturing and Batch Release: Marketing Authorization Holders should guarantee that all manufacturing operations comply with relevant laws and regulations, applicable good manufacturing practices, the product specifications and manufacturing conditions set out in the marketing authorization and that each batch of product is subject to appropriate release formalities.

•

Pharmacovigilance: Marketing Authorization Holders are obliged to monitor the safety of products post-approval and to submit to the regulators safety reports on an expedited and periodic basis. There is an obligation to notify regulators of any other information that may affect the risk benefit ratio for the product.

•

Advertising and Promotion: Marketing Authorization Holders remain responsible for all advertising and promotion of their products in the relevant jurisdiction, including promotional activities by other companies or individuals on their behalf. Some jurisdictions require that a MAH subject all promotional materials to either prior internal or regulatory review and approval.

•

Medical Affairs/Scientific Service: Marketing Authorization Holders are required to have a function responsible for disseminating scientific and medical information on their medicinal products, predominantly to healthcare professionals, but also to regulators and patients.

•

Legal Representation and Distributor Issues: Marketing Authorization Holders are responsible for regulatory actions or inactions of their distributors and agents, including the failure of distributors to provide a MAH with safety data within a timeframe that allows the MAH to fulfill its reporting obligations.

•

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

The CMS has asserted the authority of Medicare not to cover particular products or services if it determines that they are not “reasonable and necessary” for Medicare beneficiaries. The CMS may create a national coverage determination (a “NCD”) for a product, which establishes on a nationwide basis the indications that will be covered and the frequency limits for administration of the product. However, for most new drugs that are eligible for payment, the CMS does not create a NCD. We do not know whether we will seek or obtain a NCD for any of our current or potential products or whether any NCD we obtain will contain favorable coverage terms. As mentioned above, if Medicare coverage for our products is available, the CMS may decide to provide reimbursement through one of two avenues: Part B coverage for physician-administered drugs, or Part D coverage for outpatient prescription drugs. Under Part B coverage, Medicare reimburses purchasers of drugs that meet three statutory requirements:

•

the product is reasonable and necessary;

•

the product is not usually self-administered and as such is incidental to a physician’s service in the office setting; and

•

the administering physician bills Medicate directly for the product.

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

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2012 we had not earned any revenues and had an accumulated deficit of $2,501,797. We anticipate that we will incur increased expenses without realizing sufficient revenues (if any) to offset those expenses and we therefore expect to incur significant losses for the foreseeable future. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our auditor has indicated in our financial statements that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

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

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. We experienced a net income of $1,417,734 for the year ended January 31, 2012, compared to a net loss of $3,023,058 for the year ended January 31, 2011 and an accumulated net loss of $2,501,797 from our inception on June 10, 2002 to January 31, 2012. We expect to incur substantial and increasing losses for the foreseeable future as we develop, seek regulatory approval for and commercialize our product candidates and pursue our other research and development activities. If our flagship product NK-001 is not successful in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize NK-001 or any of our other product candidates. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We will require substantial funds to research, develop, test and protect our product candidates, and to manufacture and market any such candidates that may be approved for commercial sale. Based on our current cash levels, we do not have sufficient cash to meet our planned day-to-day operating needs through January 2013, including our planned research and development activities. We raised approximately $Nil through a private placements during the year ended January 31, 2012 and $37,870 from the issuance of a convertible debenture. Based on our planned research and development activities, we anticipate that we will require additional funds of approximately $11,320 to meet our planned day-to-day operating needs for the next 12 months. If we do not raise sufficient funds, our plan of operation will be delayed until such time as we raise sufficient funds, provided we are able to do so. Further, the cost of carrying out our operating activities and research and development activities is not fixed, and our cash levels may at any time prove to be insufficient to finance them. Our financing needs may change substantially because a number of factors which are difficult to predict or which may be outside of our control. These include increased competition, the costs of licensing existing drugs and protecting rights to our proprietary technology, the resources required to complete pre-clinical and clinical studies, and the length and results of the regulatory approval process.

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

If our research and development projects are not completed in a timely fashion (by the end of December 2012), our company could experience:

•

substantial additional cost for re-application to obtain clinical trial approvals;

•

additional competition as other groups may enter the area of use of anti-inflammatory application to treat neurocognitive impairment;

•

up to six months delay in obtaining approvals; and

•

delay in obtaining future inflow of cash from financial or partnership activities,

any of which could have a material adverse effect of our results of operations, financial condition and cash flows.

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

Even if we receive the necessary regulatory approvals to commercially sell our product candidates, the success of these candidates will depend on their acceptance by physicians and patients, among other things. Market acceptance of, and demand for, any product that we develop and commercialize will depend on many factors, including:

•

our ability to provide acceptable evidence of safety and efficacy;

•

our ability to obtain sufficient third-party insurance coverage or reimbursement;

•

the availability, relative cost and relative efficacy of alternative and competing treatments;

•

the effectiveness of our or our collaborators’ sales, marketing and distribution strategy; and

•

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

•

develop product candidates and market products that are less expensive, safer, more effective or involve more convenient treatment procedures than our future products;

•

commercialize competing products before we can launch any of our product candidates;

•

initiate or withstand substantial price competition more successfully than us;

•

enjoy greater success in recruiting skilled scientific workers from a limited pool of available talent;

•

more effectively negotiate third-party licenses and strategic alliances; and

•

take advantage of acquisition or other opportunities more readily than us.

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

We also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our consultants and scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

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

On June 17, 2008 we entered into a non-exclusive License Agreement with Globe Laboratories Inc., a company founded and controlled by Julian Salari, our former president, secretary and former director, to acquire the right to use Globe’s know-how to produce certain drugs known as protein therapeutics which form the basis of our products. For example, Globe’s intellectual property provides us with a method to produce Etanercept, the generic protein therapeutic drug that forms the basis of NK-001 and NK-002. Because our license from Globe is non-exclusive, Globe is free to license identical intellectual property to third parties, including those that may directly compete with us in our field of development. Although the intellectual property provided to us by Globe allows us to produce generic products that are generally available from a number of suppliers, we believe that Globe’s method for producing these products is currently qualitatively superior and more cost-effective than most alternative means of producing or obtaining them. If Globe licenses its proprietary method to our competitors, we will lose what we believe to be a competitive advantage, the loss of which may make us vulnerable to increased competition and hinder or ultimately prevent us from commercializing our product candidates.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 4.  Mine Safety Disclosures

Not applicable.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
January 31, 2012	$0.085	$0.012
October 31, 2011	$0.25	$0.03
July 31, 2011	$0.25	$0.05
April 30, 2011	$0.65	$0.07
January 31, 2011	$2.41	$0.51
October 31, 2010	$2.52	$2.40
July 31, 2010	N/A(1)	N/A(1)
April 30, 2010	N/A(1)	N/A(1)

(1)

Our common stock was listed for quotation on April 13, 2010. Our first trade did not occur until October 4, 2010.

As of May 10, 2012, there were approximately 46 holders of record of our common stock. As of such date, 35,767,073 common shares were issued and outstanding.

Our common shares are issued in registered form. Island Stock Transfer Inc., Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: 727.289.0010) is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2012.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of May 10, 2012, we had outstanding options to purchase 800,000 shares of our common stock at $0.005 exercisable until May 25, 2015. As of May 10, 2012, we had outstanding warrants to purchase 3,875,000 shares of our common stock at $0.005 to $0.15 per stock expiring between July 4, 2013 and July 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2012.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2012 and January 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 31 of this annual report.

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

Results of Operations

For the Year Ending January 31, 2012 and 2011

		Year Ended
		January 31
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$362,511		$144,336
Net Income (Loss)		$1,417,734		$(3,023,058)

Expenses

Our operating expenses for our years ended January 31, 2012 and 2011 are outlined in the table below:

	Year Ended
	January 31
	2012		2011
Amortization	$455		$38
Consulting	$126,519	$	Nil
Foreign exchange loss	$3,541		$2,111
General and administrative	$68,384		$58,735
Management fees	$60,185		$32,476
Professional fees	$45,386		$50,976
Research and development	$58,041	$	Nil

Operating expenses for year ended January 31, 2012 increased by 151.16% as compared to the comparative period in 2011 primarily as a result of an increase in consulting fees, general administrative expenses, management fees and research and development fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At
	January 31,	January 31,
	2012	2011
Current Assets	$2,061	$15,037
Current Liabilities	$866,265	$126,930
Working Capital (Deficit)	$(864,204)	$(111,893)

Cash Flows
		Year Ended	Year Ended
		January 31,	January 31,
		2012	2011
Net Cash used in Operating Activities		$(135,846)	$(107,754)
Net Cash used in Investing Activities	$	Nil	$(2,276)
Net Cash Provided by Financing Activities		$122,870	$106,088
Increase (Decrease) in Cash During the Period		$(12,976)	$(3,942)

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
737,200

Based on our planned expenditures, we will require additional funds of approximately $735,139 (a total of $737,200 less our cash of approximately $2,061 as of January 31, 2012) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Product
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted

Product
Anticipated Steps	NK-001	NK-002
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $500,000 Estimated Completion Date: Not known
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $1,355,000 Estimated Completion Date: September 2012	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

We did not commence clinical trials of NK001 and NK002 during 2012 and 2011 due to insufficient cash. We are seeking to raise funds to continue testing and development.

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

Basis of Presentation

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars.  Our company’s fiscal year-end is January 31.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, valuation of convertible debentures, assumptions used to determine the fair value of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at January 31, 2012 and 2011, our company had no items representing comprehensive income or loss.

Research and Development Costs

Research costs are expensed in the period that they are incurred.

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of January 31, 2012 and 2011, our company did not have any amounts recorded pertaining to uncertain tax positions.

Our company files federal and provincial income tax returns in Canada. Our company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian tax returns, the open taxation years range from 2002 to 2011. Tax authorities of Canada have not audited any of our company’s income tax returns for the open taxation years noted above.

Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2012 and 2011, there were no charges for interest or penalties.

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

Our company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Foreign Currency Translation

Our company’s functional currency and its reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. Monetary assets and liabilities are translated using the exchange rate prevailing at the balance sheet date.  Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.  Expenses are translated at average rates for the period.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Recent Accounting Pronouncements

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

Item 8.  Financial Statements and Supplementary Data

NEUROKINE PHARMACEUTICALS INC. (A Development Stage Company) Financial Statements (Expressed in Canadian dollars) Years Ended January 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Neurokine Pharmaceuticals Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Neurokine Pharmaceuticals Inc. (A Development Stage Company) as of January 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from June 10, 2002 (Date of Inception) to January 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and accumulated from June 10, 2002 (Date of Inception) to January 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

May 7, 2012

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	January 31, 2012 $	January 31, 2011 $

Assets

Current Assets

Cash	2,061	15,037

Total Current Assets	2,061	15,037

Property and equipment (Note 3)	1,783	2,238

Total Assets	3,844	17,275

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	44,128	12,608
Due to related parties (Note 9)	162,941	17,269
Convertible debentures, net of unamortized discount of $95,759 and $54,445, respectively (Note 4)	99,814	10,698
Derivative liabilities (Note 5)	559,382	86,355

Total Current Liabilities	866,265	126,930

Derivative liabilities (Note 5)	161,142	2,841,573

Total Liabilities	1,027,407	2,968,503

Nature of operations and continuance of business (Note 1)

Stockholders’ Deficit

Common stock: 200,000,000 shares authorized, without par value 35,767,073 and 33,621,618 shares issued and outstanding, respectively	1,086,148	915,893

Common stock issuable (Note 6)	225,000	–

Additional paid-in capital	167,086	52,410

Accumulated deficit during the development stage	(2,501,797)	(3,919,531)

Total Stockholders’ Deficit	(1,023,563)	(2,951,228)

Total Liabilities and Stockholders’ Deficit	3,844	17,275

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

	Year Ended January 31, 2012 $	Year Ended January 31, 2011 $	Accumulated from June 10, 2002 (Date of Inception) to January 31, 2012 $

Revenue	–	–	–

Expenses

Amortization	455	38	493
Consulting	126,519	–	126,519
Foreign exchange loss	3,541	2,111	9,788
General and administrative	68,384	58,735	203,161
Management fees (Note 9)	60,185	32,476	139,161
Professional fees	45,386	50,976	141,483
Research and development	58,041	–	282,715
Royalties	–	–	500,000

Total Expenses	362,511	144,336	1,403,320

Loss from Operations	(362,511)	(144,336)	(1,403,320)

Other Income (Expense)

Accretion of discounts on convertible debentures (Note 4)	(96,531)	(10,698)	(107,229)
Financing costs	(306,449)	–	(306,449)
Gain (loss) on change in fair value of derivative liabilities (Note 5)	2,244,910	(2,868,024)	(623,114)
Interest expense	(61,685)	–	(61,685)

Total Other Income (Expense)	1,780,245	(2,878,722)	(1,098,477)

Net Income (Loss)	1,417,734	(3,023,058)	(2,501,797)

Net income (loss) per share, basic	0.04	(0.11)

Net income (loss) per share, diluted	0.02	(0.11)

Weighted average shares outstanding – basic	33,939,227	28,037,486

Weighted average shares outstanding – diluted	65,331,413	28,037,486

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Stockholders’ Equity

(Expressed in Canadian dollars)

	Common Stock		Common Stock Issuable $	Share Subscriptions Received $	Additional Paid-In Capital $	Deficit Accumulated During the Development Stage $	Total $

	Shares #	Amount $

Balance – June 10, 2002 (Date of Inception) and January 31, 2007	–	–	–	–	–	–	–

Issuance of common stock for cash	18,000,000	45,000	–	–	–	–	45,000

Issuance of common stock for services rendered	400,000	60,000	–	–	–	–	60,000

Proceeds from share subscriptions received	–	–	–	183,588	–	–	183,588

Net loss for the period	–	–	–	–	–	(122,578)	(122,578)

Balance – January 31, 2008	18,400,000	105,000	–	183,588	–	(122,578)	166,010

Issuance of common stock for cash	1,340,418	201,063	–	(183,588)	–	–	17,475

Issuance of common stock for license agreement	4,000,000	500,000	–	–	–	–	500,000

Net loss for the year	–	–	–	–	–	(653,761)	(653,761)

Balance – January 31, 2009	23,740,418	806,063	–	–	–	(776,339)	29,724

Issuance of common stock for cash	89,200	20,421	–	–	–	–	20,421

Shares issuable for management fees	–	–	32,000	–	–	–	32,000

Fair value of stock options granted	–	–	–	–	42,159	–	42,159

Net loss for the year	–	–	–	–	–	(120,134)	(120,134)

Balance – January 31, 2010	23,829,618	826,484	32,000	–	42,159	(896,473)	4,170

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Stockholders’ Equity

(Expressed in Canadian dollars)

	Common Stock		Common Stock Issuable $	Additional Paid-In Capital $	Deficit Accumulated During the Development Stage $	Total $
	Shares #	Amount $

Balance – January 31, 2010	23,829,618	826,484	32,000	42,159	(896,473)	4,170

Issuance of common stock for cash at US$0.005 per share	6,000,000	30,849	–	–	–	30,849

Shares issued for management fees	192,000	38,400	(32,000)	–	–	6,400

Shares issued to settle debt	2,000,000	10,000	–	–	–	10,000

Shares issued for exercise of share purchase warrants	1,200,000	7,620	–	–	–	7,620

Shares issued for exercise of stock options	400,000	2,540	–	–	–	2,540

Fair value of stock options granted	–	–	–	5,076	–	5,076

Fair value of share purchase warrants exercised	–	–	–	5,175	–	5,175

Net loss for the year	–	–	–	–	(3,023,058)	(3,023,058)

Balance – January 31, 2011	33,621,618	915,893	–	52,410	(3,919,531)	(2,951,228)

Shares issued for conversion of debenture	545,455	43,736	–	–	–	43,736

Share issued for services	1,600,000	126,519	–	–	–	126,519

Shares issuable for restructuring of debenture	–	–	225,000	–	–	225,000

Fair value of share purchase warrants issued	–	–	–	8,891	–	8,891

Fair value of stock options granted	–	–	–	5,785	–	5,785

Beneficial conversion feature of convertible debenture	–	–	–	100,000	–	100,000

Net income for the year	–	–	–	–	1,417,734	1,417,734

Balance – January 31, 2012	35,767,073	1,086,148	225,000	167,086	(2,501,797)	(1,023,563)

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Year Ended January 31, 2012 $	Year Ended January 31, 2011 $	Accumulated from June 10, 2002 (Date of Inception) to January 31, 2012 $

Operating Activities

Net income (loss) for the period	1,417,734	(3,023,058)	(2,501,797)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	96,531	10,698	107,229
Amortization	455	38	493
Loss (gain) on change in fair value of derivative liabilities	(2,244,910)	2,868,024	623,114
Shares issued for royalties	–	–	500,000
Shares issued/issuable for services	351,519	6,400	449,919
Stock-based compensation	14,676	5,076	61,911

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	82,477	10,712	100,085
Due to related parties	145,672	14,356	162,941

Net Cash Used In Operating Activities	(135,846)	(107,754)	(496,105)

Investing Activities

Purchase of property and equipment	–	(2,276)	(2,276)

Net Cash Used In Investing Activities	–	(2,276)	(2,276)

Financing Activities

Proceeds from loan payable	235,000	–	240,000
Repayment of loan payable	(150,000)	–	(150,000)
Proceeds from issuance of convertible debentures	37,870	65,079	102,949
Proceeds from issuance of common shares	–	41,009	307,493

Net Cash Provided by Financing Activities	122,870	106,088	500,442

Increase (Decrease) in Cash	(12,976)	(3,942)	2,061

Cash – Beginning of Period	15,037	18,979	–

Cash – End of Period	2,061	15,037	2,061

Supplemental disclosures:
Interest paid	9,000	–	9,000
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issued for conversion of debentures	43,736	–	43,736
Shares issued for settlement of debt	–	10,000	10,000
Fair value of options and warrants exercised	–	5,175	5,175

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended January 31, 2012

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2012, the Company has not earned any revenue, has a working capital deficit of $864,204 and an accumulated deficit of $2,501,797. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars.  The Company’s fiscal year-end is January 31.

(b)

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, valuation of convertible debentures, assumptions used to determine the fair value of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended January 31, 2012

(Expressed in Canadian dollars)

2.

Significant Accounting Policies (continued)

(e)

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

(g)

Derivative Financial Instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value.  Subsequent changes to fair value are recorded in the statement of operations.

(h)

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

(i)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at January 31, 2012 and 2011, the Company had no items representing comprehensive income or loss.

(j)

Research and Development Costs

Research costs are expensed in the period that they are incurred.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended January 31, 2012

(Expressed in Canadian dollars)

2.

Significant Accounting Policies (continued)

(k)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of January 31, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian tax returns, the open taxation years range from 2002 to 2011. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2012 and 2011, there were no charges for interest or penalties.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended January 31, 2012

(Expressed in Canadian dollars)

2.

Significant Accounting Policies (continued)

(m)

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. Monetary assets and liabilities are translated using the exchange rate prevailing at the balance sheet date.  Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.  Expenses are translated at average rates for the period.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

 (n)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated amortization $	2012 Net carrying value $	2011 Net carrying value $

Office furniture and equipment	2,276	493	1,783	2,238

4.    Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, the Company issued 145,455 to convert $11,674 (US$12,000).  On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000).  During the year ended January 31, 2012, the Company recorded accretion expense of the discount on the convertible debenture of $52,779 (2011 - $10,698).  As of January 31, 2012, the carrying value of the convertible debenture is $39,178 (US$39,000) (2011 - $10,698 (US$10,698)), plus the accrued default penalty of $21,395. As of January 31, 2012, the fair value of the conversion option derivative liability was $228,914 (2011 - $86,355).

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000).  During the year ended January 31, 2012, the Company recorded accretion expense of the discount on the convertible debenture of $39,511 (2011 - $nil).  As of January 31, 2012, the carrying value of the convertible debenture is $21,096 (US$21,000) plus the accrued default penalty of $13,904.  As at January 31, 2012, the fair value of the conversion option derivative liability was $123,261 (2011 - $nil).

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended January 31, 2012

(Expressed in Canadian dollars)

4.    Convertible Debentures (continued)

(c)

On July 4, 2011, the Company issued a note payable with a non-related party for $85,000.  The note was unsecured, due interest at 24% per annum, and due on October 4, 2011.  On October 4, 2011, the note was extended to January 4, 2012 under the same terms of the original agreement.

On December 4, 2011, the Company agreed to modify the principal balance owing of $85,000 and accrued interest of $8,551 into a new $100,000 note payable, which is unsecured, due interest at 24% per annum, and due on December 3, 2012.  In addition, the note became convertible into common shares of the Company at a conversion rate of $0.001 per share.  As part of the conversion to extend the note, the Company issued 10,000,000 common shares with a fair value of $225,000 as a termination fee of the original note agreement.

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $100,000.  During the year ended January 31, 2012, the Company recorded accretion expense of $4,241.  As of January 31, 2012, the carrying value of the convertible debenture is $4,241.

5.

Derivative Liabilities

Derivative liabilities consist of convertible debentures and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	2012 $	2011 $

December 2010 convertible debenture	228,914	86,355
February 2011 convertible debenture	123,261	–
Default penalty on convertible debenture	207,190	–
100,000 warrants expiring on April 6, 2012	17	–
75,000 warrants expiring on July 4, 2013	346	–
3,800,000 warrants expiring on July 30, 2015	160,796	2,841,573

	720,524	2,927,928

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.8
February 2011 convertible debenture	125%	1.27%	0%	0.8
Default penalty on convertible debenture	125%	0.08%	0%	0.5
100,000 warrants expiring on April 6, 2012	125%	0.29%	0%	1.0
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.0
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.5
As at January 31, 2012:
December 2010 convertible debenture	125%	0.08%	0%	0.5
February 2011 convertible debenture	125%	0.08%	0%	0.5
Default penalty on convertible debenture	125%	0.08%	0%	0.5
100,000 warrants expiring on April 6, 2012	125%	0.06%	0%	0.2
75,000 warrants expiring on July 4, 2013	125%	0.08%	0%	0.7
3,800,000 warrants expiring on July 30, 2015	125%	0.40%	0%	3.5

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended January 31, 2012

(Expressed in Canadian dollars)

6.

Common Shares

Year ended January 31, 2012

(a)

On June 23, 2011, the Company issued 145,455 common shares to convert $11,674 (US $12,000) of debentures.

(b)

On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US $14,000) of debentures.

(c) On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US $19,000) of debentures.

(d) On August 24, 2011, the Company issued 1,600,000 common shares with a fair value of $126,519 (US$128,000) for consulting services.

(e)

As at January 31, 2012, the Company has authorized the issuance of 10,000,000 common shares with a fair value of $225,000 for finance costs.

Year ended January 31, 2011

(f)

On September 9, 2010, the Company issued 1,200,000 common shares for proceeds of $7,620 pursuant to the exercise of share purchase warrants and issued 400,000 common shares for proceeds of $2,540 pursuant to the exercise of stock options.

(g)

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

(h)

On July 30, 2010, the Company issued 2,000,000 units at US$0.005 per unit for proceeds of $10,283 (US$10,000).  Each unit was comprised of one common share of the Company and one share purchase warrant where each whole share purchase warrant grants the holder to purchase one additional common share of the Company at US$0.005 per unit for a five year period from the date of issuance.

(i)

On July 30, 2010, the Company issued 4,000,000 units at US$0.005 per unit for proceeds of $20,566 (US$20,000).  Each unit is comprised of one common share of the Company and one-quarter share purchase warrant where each whole share purchase warrant grants the holder to purchase one additional common share of the Company at $0.005 per unit for a five year period from the date of issuance.

(j)

On May 3, 2010, the Company issued 48,000 common shares with a fair value of $9,600 for management fees, of which $3,200 was recorded as common stock issuable as at January 31, 2010.

(k)

On March 31, 2010, the Company issued 144,000 common shares with a fair value of $28,800 for management fees that was recorded as common stock issuable as at January 31, 2010.

7.

Share Purchase Warrants

On April 6, 2011, the Company issued 100,000 share purchase warrants as part of the proceeds received from the note payable that matured during the year.  The warrants are exercisable at $0.15 per share and expire on April 6, 2012.

On July 4, 2011, the Company issued 75,000 share purchase warrants as part of the proceeds received from a note payable, which was converted to a convertible debenture during the year.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended January 31, 2012

(Expressed in Canadian dollars)

7.

Share Purchase Warrants (continued)

During the year ended January 31, 2012, the fair value of the share purchase warrants issued was $14,676, and was calculated using the Black-Scholes option pricing model using the following weighted average assumptions and no expected dividends:

2012

Risk-free Interest rate	0.37%
Expected life (in years)	0.43
Expected volatility	125%

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2010	–	–

Issued	5,000,000	0.005
Exercised	(1,200,000)	0.005

Balance, January 31, 2011	3,800,000	0.005
Issued	175,000	0.15

Balance, January 31, 2012	3,975,000	0.011

As at January 31, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

3,800,000	0.005	July 30, 2015
75,000	0.15	July 4, 2013
100,000	0.15	April 6, 2012

3,975,000

8.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price (US$)	Weighted average remaining contractual life (years)	Aggregate intrinsic value (US$)

Outstanding, January 31, 2010	300,000	0.20

Granted	1,200,000	0.005
Exercised	(400,000)	0.005
Expired	(300,000)	0.20

Outstanding and exercisable, January 31, 2012 and 2011	800,000	0.005	3.2	32,000

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended January 31, 2012

(Expressed in Canadian dollars)

8.

Stock Options (continued)

Additional information regarding stock options as of January 31, 2012, is as follows:

Number of Options	Exercise Price $	Expiry Date

800,000	0.005	May 25, 2015

As of January 31, 2012 and 2011, the Company had no unrecognized compensation expense relating to unvested options.

9.

Related Party Transactions

(a)

As at January 31, 2012, the Company owed $155,441 (2011 - $17,269) to the former President of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)

As at January 31, 2012, the Company owed $7,500 (2011 - $nil) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)

During the year ended January 31, 2012, the Company incurred $60,185 (2011 - $32,476) of management fees to directors and officers of the Company.

(d)

On May 25, 2010, the Company granted 800,000 stock options, exercisable at US$0.005 per share until May 25, 2015, to the former President of the Company.

10.

Income Taxes

The Company has $1,709,050 of non-capital operating losses carried forward to offset taxable income in future years which expire beginning in fiscal 2028. The income tax benefit differs from the amount computed by applying the Canadian federal and provincial statutory rates to net loss before income taxes for the years ended January 31, 2012 and 2011, respectively, as a result of the following:

	2012 $	2011 $

Net income (loss) before taxes	1,417,734	(3,023,058)
Statutory rate	26.5%	28.5%

Expected tax provision (recovery)	375,700	(861,572)
Permanent differences and other	(565,432)	821,893
Change in enacted rates	10,740	13,407
Change in valuation allowance	178,992	26,272

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at January 31, 2012 and 2011, after applying enacted corporate income tax rates, are as follows:

	2012 $	2011 $

Non-capital losses carried forward	427,386	248,394
Valuation allowance	(427,386)	(248,394)

Net deferred tax asset	–	–

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended January 31, 2012

(Expressed in Canadian dollars)

10.

Income Taxes (continued)

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

Period Incurred	Non-Capital Loss $	Expiry Date

2008	122,578	2028
2009	653,761	2029
2010	77,975	2030
2011	139,222	2031
2012	715,514	2032

	1,709,050

11.

Subsequent Event

In accordance with ASC 855, the Company has evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2012, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We did not maintain appropriate financial reporting controls – As of January 31, 2012, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2012, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as calculation and recording of fair value of derivative liability. Subsequent to January 31, 2012, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2012 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended January 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On August 30, 2011, Dr. Ahmad Doroudian resigned as our president, chief executive officer and secretary.  Dr. Doroudian remains a director of our board of director’s and serve as chairman of the board. Dr. Doroudian’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Ahmad Doroudian	Director	50	September 17, 2007
Dr. Maziar Badii	Director	43	June 19, 2009
Richard Azani	Director	54	March 30, 2011
Dr. Hamid Doroudian	President, Chief Executive Officer and Secretary	46	August 30, 2011
Moira Ong	Chief Financial Officer	37	December 26, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ahmad Doroudian, PhD, Director

Dr. Ahmad Doroudian was appointed as our president, chief executive officer, chief financial officer, and director on September 17, 2007 and as Secretary on March 31, 2011. Dr. Doroudian resigned aspresident, chief executive officer and secretary on August 30, 2011.  Dr. Doroudian remains as a director of our company.

Prior to joining us, Dr. Doroudian was involved in early stage financing and management of private and publicly listed companies. From 1997 to 2004, he acted as the chief executive officer, chairman, vice chairman and director of PanGeo Pharma, Inc. (now PendoPharm, a division of Pharmascience Inc.), a TSX-listed company founded by Dr. Doroudian which received over $100 million dollars in financing. From 2004 through 2007, Dr. Doroudian also served as the president of, Rayan Pharma Inc., an exporter of pharmaceuticals to Eastern Europe. From 2006 to 2008, Dr. Doroudian was owner and chief executive officer of ABF Pharmacy, a group of successful retail pharmacies. Dr. Doroudian is also the chief executive officer of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products. Dr. Ahmad Doroudian is the brother of Dr. Hamid Doroudian.

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

Richard Azani received his B.Sc. in biochemistry and analytical chemistry and his M.Sc. in structural determination of protein using N.M.R. and X-ray at the University of Toulouse – France. Mr. Azani also received his Ph.D. at the University of Toulouse – France and his Post-Doctorate at McGill University – Montreal Canada.

Dr. Hamid Doroudian, MD, President, Chief Executive Officer and Secretary

Dr. Hamid Doroudian was appointed as our president, chief executive officer and Secretary on August 30, 2011.

Dr. Hamid Doroudian has over 20 years experience in managing and overseeing clinical research and development of pharmaceutical products. Dr. Doroudian is a founder and owner of Pharmex Rom Industry Ltd., a Romania based company specializing in the development and manufacture of over-the-counter pharmaceutical products and supplements. Dr. Doroudian has served as general manager of Pharmex Rom Industry Ltd. since 1992 where his duties have included overseeing all aspects of Pharmex’s business, including clinical research and product development, regulatory affairs, licensing, distribution, and general operations. Dr. Doroudian received his MD (1992) from the University of Medicine Iasi in Romania where he is resident. Dr. Hamid Doroudian is the brother of Dr. Ahmad Doroudian. He has worked closely in the past with Neurokine’s clinical research group in Europe, providing guidance regarding clinical research, product development and manufacturing.

Moira Ong, Chief Financial Officer

Moira Ong was appointed as our chief financial officer on December 26, 2010.

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

Ms. Ong is also the vice president of finance of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products.

Family Relationships

Dr. Ahmad Doroudian, a director of our company, is the brother of Dr. Hamid Doroudian, our company’s president, chief executive officer and secretary. There are no other family relationships between any of our other directors, executive officers and proposed directors or executive officers.

Conflicts of Interest

Dr. Ahmad Doroudian is also the chief executive officer of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products. Dr. Maziar Badii, a director of our company, conducts musculoskleletal and spinal research various academic and non-academic organizations.

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•

the corporation could financially undertake the opportunity;

•

the opportunity is within the corporation’s line of business; and

•

it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;  (GARY: Please confirm)

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The Code was included as an exhibit to our annual report on Form 10-K filed with the SEC on May 11, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Neurokine Pharmaceuticals Inc., 1275 West 6th Avenue, Vancouver, British Columbia V6H 1A6.

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

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

?

our principal executive officer;

?

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2012 and 2011; and

?

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Hamid Doroudian (1) President, Chief Executive Officer and Secretary	2012 2011	7,500 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	7,500 N/A
Moira Ong (2) Chief Financial Officer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	8,275 1,560	8,275 1,560
Dr. Ahmad Doroudian (3) Director and Former President, Chief Executive Officer and Secretary	2012 2011	52,865 21,000	Nil Nil	Nil Nil	Nil Nil	Nil 3,383	Nil Nil	Nil Nil	52,865 24,383
Judson Culter (4) Former Chief Financial Officer	2012 2011	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 5,000	N/A 5,000

(1)	Dr. Hamid Doroudian was appointed president, chief executive officer and director of our company on August 30, 2011.

(2)	Ms. Ong was appointed chief financial officer on December 26, 2010.

(3)

Dr. Ahmad Doroudian was appointed president, chief executive officer and director of our company on September 17, 2007 and as secretary on March 30, 2011. Dr. Doroudian resigned as president, chief executive officer and secretary on August 30, 2011.

(4)	Mr. Cutler was appointed chief financial officer on May 28, 2010 and resigned on December 26, 2010.

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

Stock Options/SAR Grants

The following table provides information about equity and non-equity awards granted to the named executives in 2012:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Ahmad Doroudian (1)	800,000	Nil	800,000	0.005	May 25, 2015	Nil	N/A	N/A	N/A

(1)

Dr. Ahmad Doroudian was appointed president, chief executive officer and director of our company on September 17, 2007 and as secretary on March 30, 2011. Dr. Doroudian resigned as president, chief executive officer and secretary on August 30, 2011.

Option Exercises

During our fiscal year ended January 31, 2012 there were no options exercised by our named officers.

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

Family Relationships

Dr. Ahmad Doroudian, a director of our company, is the brother of Dr. Hamid Doroudian, our company’s president, chief executive officer and secretary. There are no other family relationships between any of our other directors, executive officers and proposed directors or executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 10, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Dr. Ahmad Doroudian 4172 Doncaster Way Vancouver BC V6 1V9	8,069,784 (2) Common	20.0%
Dr. Maziar Badii 3536 SW Marine Drive Vancouver BC V6N 3Z2	500,000 (3) Common	1.2%
Richard Azani 10300 Chemin Cote de Liesse, Lachine, PQ, Canada, H8T 1A3	Nil	0%
Moira Ong 5674 Daffodil Drive West Vancouver, BC V7W 1P3	Nil	0%

Dr. Hamid Doroudian General Stefan Burileanu #2 Bloc 11i, Building 2, Apt. 26 Bucharest, Romania, 014194	Nil	0%
Directors and Officers as a Group(1)	8,569,784 common	21.2%
Penny Green 1820 – 925 West Georgia Street Vancouver BC V6C 3L2	5,704,384 (4)Common	14.1%
Sandra E. Hamman Rue du Jura 60 1180 Rolle, Switzerland	5,000,000 common	12.4%
Frederik Salari 2306 10 67 Marinaside Crescent Vancouver BC V6Z 3A4	1,002,000 common	24.8%
Dr. Hassan Salari 1517 West 58th Avenue Vancouver BC V6P 1W6	7,165,790(5) common	17.8%
Julian Salari 403 – 2096 West 46th Avenue Vancouver BC V6M 2K9	652,000 common	1.6%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 10, 2012. As of May 10, 2012, there were 35,767,073 shares of our company’s common stock issued and outstanding.

(2)

Includes 2,469,784 shares owned by Dr. Ahmad Doroudian, 2,010,000 shares owned by Khadija Zerouali, the spouse of Dr. Ahmad Doroudian, and 2,000,000 shares owned by Kinwa Pharma International Company Ltd., a company over which Dr. Ahmad Doroudian and Ms. Zerouali have shared voting and investment power and 800,000 options to purchase shares at $0.005 for a period of five years from May 25, 2010 and 500,000 warrants to purchase shares at $0.005 for a period of five years from July 30, 2010.

(3)	Includes 500,000 shares owned by Maziar Badii.

(4)

Includes 2,984,600 shares owned by Penny Green, 700,000 shares owned by Ashford Capital Corp., a company over which Ms. Green has sole voting and investment power, 3,019,784 shares owned by Bacchus Filings Inc., a company over which Ms. Green has sole voting and investment power.  500,000 unissued shares underlying warrants owned by Penny Green and 300,000 unissued shares underlying warrants owned by Ashford Capital Corp.

(5)

Includes 5,002,000 shares owned by Hassan Salari, 1,163,790 shares owned indirectly by Hassan Salari in the name of Francine Salari and 1,000,000 warrants to purchase shares at $0.005 for a period of five years from July 30, 2010.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On July 13, 2009 we entered into a Director’s Agreement with Dr. Maziar Badii pursuant to which we issued Dr. Badii options to purchase 150,000 shares of our common stock in consideration for his services as our Director. The options are exercisable at a price of USD$0.20 per share until the earlier of (i) July 13, 2011; (ii) 30 calendar days following the termination of the Director agreement between Dr. Badii and us; or (iii) our common stock achieving a closing price of USD$0.50 or greater as quoted on a public stock exchange in Canada or the United Sates for a period of five trading days.  These options have expired unexercised.

Director Independence

We currently act with three directors, consisting of Dr. Ahmad Doroudian, Dr. Maziar Badii and Richard Azani.

Our audit committee consists of Dr. Ahmad Doroudian and Dr. Maziar Badii.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2012 and for the fiscal year ended January 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2012 $	January 31, 2011 $
Audit Fees	18,700	18,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	18,700	18,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
(10)	Material Contracts
10.1	Share Subscription of Dr. Ahmad Doroudian dated September 17, 2007 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.2	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.3	Management Consulting Agreement with Penny Green dated April 1, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.4	Director and Option Agreement with Dr. Kamran Shojania dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.5	Director and Option Agreement with Dr. Maziar Badii dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.6	Shareholder’s Agreement with Dr. Hassan Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.7	Shareholder’s Agreement with Francine Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.8	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on March 4, 2010)

10.9	Master Service Agreement with Northern Lipids Inc. Dated October 2, 2007 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.10	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.11	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.12	Subscription Agreement with Hassan Salari (incorporated by reference from our Current Report on Form 8-K filed on August 12, 2010)
10.13	Subscription Agreement with Ahmad Doroudian (incorporated by reference from our Current Report on Form 8-K filed on August 12, 2010)
10.14	Consulting Agreement with Wakabayashi Fund LLC dated August 15, 2011 (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2011)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K filed on May 11, 2011)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)	Interactive Data File
101**	Interactive Data File (Form 10-K for the year ended January 31, 2012 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: May 14, 2012	/s/ Hamid Doroudian
Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: May 14, 2012	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 14, 2012	/s/ Hamid Doroudian
Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: May 14, 2012	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

/s/ Ahmad Doroudian
Ahmad Doroudian
Director

Dated: May 14, 2012	/s/ Maziar Badii
Maziar Badii
Director

Dated: May 14, 2012	/s/ Richard Azani
Richard Azani
Director