Form 10-K/A
period 2012-01-31
Neurokine Pharmaceuticals Inc.
filed 2012-05-15
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:   Our company is filing this Form 10-K/A for the period ended January 31, 2012 to include the Section 302 and Section 906 Certifications of the principal executive officer and the principal financial officer and principal accounting officer required under the Sarbanes-Oxley Act of 2002 which were omitted in our filing of the Form 10-K on May 14, 2012. The above described changes had no affect on our company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-K on May 14, 2012, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

•

up to six months delay in obtaining approvals; and

•

delay in obtaining future inflow of cash from financial or partnership activities,any of which could have a material adverse effect of our results of operations, financial condition and cash flows.

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

-

our principal executive officer;

-

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2012 and 2011; and

-

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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: May 1 5 , 2012	/s/ Hamid Doroudian
Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: May 1 5 , 2012	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 1 5 , 2012	/s/ Hamid Doroudian
Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: May 1 5 , 2012	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

/s/ Ahmad Doroudian
Ahmad Doroudian
Director

Dated: May 1 5 , 2012	/s/ Maziar Badii
Maziar Badii
Director

Dated: May 1 5 , 2012	/s/ Richard Azani
Richard Azani
Director