Form 10-Q
period 2012-04-30
Neurokine Pharmaceuticals Inc.
filed 2012-06-14
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-161157
NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)
British Columbia				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1275 West 6th Avenue, Vancouver, British Columbia, Canada				V6H 1A6
(Address of principal executive offices)				(Zip Code)
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

				[X]	YES	[ ]	NO

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
35,767,073 common shares issued and outstanding as of June 14, 2012.

Table of Contents

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

5

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

11

Item 4.

Controls and Procedures

11

PART II – OTHER INFORMATION

12

Item 1.

Legal Proceedings

12

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

13

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim financial statements for the three months ended April 30, 2012 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC. (A Development Stage Company) Financial Statements (Expressed in Canadian dollars) Period ended April 30, 2012 (unaudited) and January 31, 2012

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	April 30, 2012 $ (unaudited)	January 31, 2012 $

Assets

Current Assets

Cash	3,486	2,061
Amounts receivable	1,989	–

Total Current Assets	5,475	2,061

Property and equipment (Note 3)	1,669	1,783

Total Assets	7,144	3,844

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	48,911	44,128
Note payable (Note 4)	30,000	–
Due to related parties (Note 9)	174,941	162,941
Convertible debentures, net of unamortized discount of $84,641 and $95,759, respectively (Note 5)	109,505	99,814
Derivative liabilities (Note 6)	33,320	559,382

Total Current Liabilities	396,677	866,265

Derivative liabilities (Note 6)	40,125	161,142

Total Liabilities	436,802	1,027,407

Nature of operations and continuance of business (Note 1)

Stockholders’ Deficit

Common stock: 200,000,000 shares authorized, without par value 35,767,073 shares issued and outstanding	1,086,148	1,086,148

Common stock issuable	225,000	225,000

Additional paid-in capital	167,086	167,086

Accumulated deficit during the development stage	(1,907,892)	(2,501,797)

Total Stockholders’ Deficit	(429,658)	(1,023,563)

Total Liabilities and Stockholders’ Deficit	7,144	3,844

 (The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended April 30, 2012 $	Three Months Ended April 30, 2011 $	Accumulated from June 10, 2002 (Date of Inception) to April 30, 2012 $

Revenue	–	–	–

Expenses

Amortization	114	114	607
Consulting	–	–	126,519
Foreign exchange (gain) loss	(1,481)	271	8,307
General and administrative	2,315	105,295	205,476
Management fees (Note 9)	15,000	15,834	154,161
Professional fees	19,579	20,857	161,062
Research and development	–	35,208	282,715
Royalties	–	–	500,000

Total Expenses	35,527	177,579	1,438,847

Loss from Operations	(35,527)	(177,579)	(1,438,847)

Other Income (Expense)

Accretion of discounts on convertible debentures (Note 5)	(11,118)	(29,446)	(118,347)
Financing costs	–	–	(306,449)
Gain (loss) on change in fair value of derivative liabilities (Note 6)	647,079	2,321,917	23,965
Interest expense	(6,529)	–	(68,214)

Total Other Income (Expense)	629,432	2,292,471	(469,045)

Net Income (Loss)	593,905	2,114,892	(1,907,892)

Net income (loss) per share, basic	0.02	0.06

Net income (loss) per share, diluted	–	0.06

Weighted average shares outstanding – basic	35,767,073	33,621,618

Weighted average shares outstanding – diluted	155,230,628	36,665,208

 (The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Three Months Ended April 30, 2012 $	Three Months Ended April 30, 2011 $	Accumulated from June 10, 2002 (Date of Inception) to April 30, 2012 $

Operating Activities

Net income (loss) for the period	593,905	2,114,892	(1,907,892)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	11,118	29,446	118,347
Amortization	114	114	607
Loss (gain) on change in fair value of derivative liabilities	(647,079)	(2,321,917)	(23,965)
Shares issued for royalties	–	–	500,000
Shares issued/issuable for services	–	–	449,919
Stock-based compensation	–	5,785	61,911

Changes in operating assets and liabilities:
Other receivables	(1,989)	–	(1,989)
Accounts payable and accrued liabilities	3,356	14,998	103,441
Due to related parties	12,000	12,313	174,941

Net Cash Used In Operating Activities	(28,575)	(144,369)	(524,680)

Investing Activities

Purchase of property and equipment	–	–	(2,276)

Net Cash Used In Investing Activities	–	–	(2,276)

Financing Activities

Proceeds from loan payable	–	150,000	240,000
Repayment of loan payable	–	–	(150,000)
Proceeds from issuance of convertible debentures	30,000	37,870	132,949
Proceeds from issuance of common shares	–	–	307,493

Net Cash Provided by Financing Activities	30,000	187,870	530,442

Increase (Decrease) in Cash	1,425	43,501	3,486

Cash – Beginning of Period	2,061	15,037	–

Cash – End of Period	3,486	58,538	3,486

Supplemental disclosures:
Interest paid	6,529	–	6,529
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issued for conversion of debentures	–	–	43,736
Shares issued for settlement of debt	–	–	10,000
Fair value of options and warrants exercised	–	–	5,175

 (The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended April 30, 2012

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2012, the Company has not earned any revenue, has a working capital deficit of $391,202 and an accumulated deficit of $1,907,892. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Period ended April 30, 2012

(Expressed in Canadian dollars)

(Unaudited)

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

(i)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2012 and January 31, 2012, the Company had no items representing comprehensive income or loss.

(j)

Research and Development Costs

Research costs are expensed in the period that they are incurred.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended April 30, 2012

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

(m)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended April 30, 2012

(Expressed in Canadian dollars)

(Unaudited)

3.

Property and Equipment

	Cost $	Accumulated amortization $	April 30, 2012 Net carrying value $	January 31, 2012 Net carrying value $

Office furniture and equipment	2,276	607	1,669	1,783

4.    Note Payable

On March 30, 2012, the Company issued a note to a non-related party for $30,000.  The note is unsecured, bears interest at 24% per annum, and is due on March 30, 2013.

5.    Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, the Company issued 145,455 to convert $11,674 (US$12,000).  On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000).  During the three months ended April 30, 2012, the Company recorded accretion expense of the discount on the convertible debenture of $nil (2011 - $21,169).  As of April 30, 2012, the carrying value of the convertible debenture is $38,528 (US$39,000) (January 31, 2012 - $39,178 (US$39,000)), plus the accrued default penalty of $21,136 (US$21,395). As of April 30, 2012, the fair value of the conversion option derivative liability was $13,606 (January 31, 2012 - $228,914).

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000).  During the three months ended April 30, 2012, the Company recorded accretion expense of the discount on the convertible debenture of $nil (2011 - $8,277).  As of April 30, 2012, the carrying value of the convertible debenture is $20,746 (US$21,000) (January 31, 2012 - $21,096 (US$21,000)), plus the accrued default penalty of $13,736 (US$13,904). As at April 30, 2012, the fair value of the conversion option derivative liability was $7,326 (January 31, 2012 - $123,261).

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended April 30, 2012

(Expressed in Canadian dollars)

(Unaudited)

5.    Convertible Debentures (continued)

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

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $100,000.  During the three months ended April 30, 2012, the Company recorded accretion expense of $11,118 (2011 - $nil).  As of April 30, 2012, the carrying value of the convertible debenture is $15,359 (January 31, 2012 - $4,241).

6.

Derivative Liabilities

Derivative liabilities consist of convertible debentures and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	April 30, 2012 $	January 31, 2012 $

December 2010 convertible debenture	13,606	228,914
February 2011 convertible debenture	7,326	123,261
Default penalty on convertible debenture	12,388	207,190
100,000 warrants expiring on April 6, 2012	–	17
75,000 warrants expiring on July 4, 2013	5	346
3,800,000 warrants expiring on July 30, 2015	40,120	160,796

	73,445	720,524

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended April 30, 2012

(Expressed in Canadian dollars)

(Unaudited)

6.

Derivative Liabilities (continued)

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
100,000 warrants expiring on April 6, 2012	125%	0.29%	0%	1.00
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.00
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at April 30, 2012:
December 2010 convertible debenture	150%	0.11%	0%	0.25
February 2011 convertible debenture	150%	0.11%	0%	0.25
Default penalty on convertible debenture	150%	0.11%	0%	0.25
100,000 warrants expiring on April 6, 2012	-	-	-	-
75,000 warrants expiring on July 4, 2013	150%	0.15%	0%	1.18
3,800,000 warrants expiring on July 30, 2015	150%	0.38%	0%	3.25

7.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2012	3,975,000	0.011
Expired	(100,000)	0.15

Balance, April 30, 2012	3,875,000	0.001

As at April 30, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

3,800,000	0.005	July 30, 2015
75,000	0.15	July 4, 2013

3,875,000

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended April 30, 2012

(Expressed in Canadian dollars)

(Unaudited)

8.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price (US$)	Weighted average remaining contractual life (years)	Aggregate intrinsic value (US$)

Outstanding and exercisable, April 30, 2012 and January 31, 2012	800,000	0.005	3.2	32,000

Additional information regarding stock options as of April 30, 2012, is as follows:

Number of Options	Exercise Price $	Expiry Date

800,000	0.005	May 25, 2015

As of April 30, 2012, the Company had no unrecognized compensation expense relating to unvested options.

9.

Related Party Transactions

(a)

As at April 30, 2012, the Company owed $159,941 (January 31, 2012 - $155,441) to the former President of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)

As at April 30, 2012, the Company owed $15,000 (January 31, 2012 - $7,500) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)

During the three months ended April 30, 2012, the Company incurred $15,000 (2011 - $15,834) of management fees to directors and officers of the Company.

10.

Subsequent Event

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

General Overview

We are a development stage biopharmaceutical company. We were incorporated in the Province of British Columbia, Canada under the name “649186 B.C. Ltd.” on June 10, 2002. On September 9, 2003, we changed our name to “Xerxes Health Corp.” and on June 26, 2007, we adopted our current name, “Neurokine Pharmaceuticals Inc.”. We have no subsidiaries.

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

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001 and NK-002, was carried out by Dr. Ahmad Doroudian, our director and former president, chief executive officer and secretary, Jonathan Willmer, our former chief medical officer and former director, and Dr. Hassan Salari, a former officer and former director. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We have relied primarily on three contractors in this regard. The first, Globe Laboratories Inc., is a center for drug research and development founded and controlled by Julian Salari, a former officer and former director of our company, which provides us with expertise in manufacturing certain generic drugs that are the basis of our planned products. The second, Virtus Clinical Development (Pty.) Limited is a South African firm that specializes in the planning and execution of clinical trials and has developed the clinical protocol of NK-001 on our behalf and entered into an agreement with us to conduct that clinical trial. The third, Northern Lipids Inc., assisted us to develop certain liposomal encapsulations for our development of NK-002. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2012, which are included herein.

Our operating results for the three months ended April 30, 2012 and 2011 are summarized as follows:

		Three Months Ended
		April 30,
		2012		2011
Revenue	$	Nil	$	Nil
Amortization		$114		$114
Foreign exchange loss (gain)		$(1,481)		$271
General and administrative		$2,315		$105,295
Management fees		$15,000		$15,834
Professional fees		$19,579		$20,857
Research and development	$	Nil		$35,208
Net Income (Loss)		$593,905		$2,144,892

For the three months ended April 30, 2012, our net income decreased by $1,550,987 as compared to the three months ended April 30, 2011. Our income decreased primarily due to smaller gain on change in fair value of derivative liabilities. Our net loss from inception is $1,907,892.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	January 31,
	2012	2012
Current Assets	$5,475	$2,061
Current Liabilities	$396,677	$866,265
Working Capital (Deficit)	$(391,202)	$(864,204)

Our total current assets as of April 30, 2012 were $5,475 as compared to total current assets of $2,061 as of January 31, 2012. The increase was primarily due to an increase in cash and amounts receivable. Our total current liabilities as of April 30, 2012 were $396,677 as compared to total current liabilities of $866,265 as of January 31, 2012. The decrease was primarily due to increases in accounts payable and accrued liabilities, notes payable, amounts due to related parties and convertible debentures.

Cash Flows

	Three Months Ended
	April 30,
	2012	2012
Net Cash Provided (Used) by Operating Activities	$(28,575)	$(144,369)
Net Cash Provided (Used) by Financing Activities	$30,000	$187,870
Increase (Decrease) in Cash During the Period	$1,425	$43,501

Operating Activities

The decrease in cash used for operating expenses is based on less cash flow from financing activities which limits the Company’s ability to repay its obligations.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2012 and 2011.

Financing Activities

The decrease in cash provided by financing activities during the three month period ended 2012 was primarily a result of less financing opportunities available in the marketplace.  We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Description	$
Sales and Marketing Costs:
Advertising	3,600
Investor Relations	60,000
Literature	6,000
Conference Attendance	21,000
Travel	22,000
Entertainment and Promotions	2,400
Marketing Costs	115,000
Operating Expenses:
Professional Fees	60,000
Employee Salaries and Benefits	384,000
Office Equipment	1,600
Office Supplies	1,200
Office and Lab Lease	40,000
Telephone, Fax, Cellular, Internet	6,000
Vehicles and Transportation	14,400
737,200

Based on our planned expenditures, we will require additional funds of approximately $737,200 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer) and our chief financial officer (principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: June 14, 2012	/s/ Dr. Hamid Doroudian
Dr. Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: June 14, 2012	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)