Form 10-Q
period 2012-07-31
Neurokine Pharmaceuticals Inc.
filed 2012-09-14
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			July 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-161157
NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)
British Columbia				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1275 West 6th Avenue, Vancouver, British Columbia, Canada				V6H 1A6
(Address of principal executive offices)				(Zip Code)
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
35,767,073 common shares issued and outstanding as of September 13, 2012.

Table of Contents

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

21

Item 4.  Controls and Procedures

22

PART II – OTHER INFORMATION

22

Item 1.  Legal Proceedings

22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.  Defaults Upon Senior Securities

22

Item 4.  Mine Safety Disclosures

22

Item 5.  Other Information

22

Item 6.  Exhibits

23

SIGNATURES

25

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and six months ended July 31, 2012 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC. (A Development Stage Company) Financial Statements (Expressed in Canadian dollars) Period ended July 31, 2012 (unaudited) and January 31, 2012

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	July 31, 2012 $ (unaudited)	January 31, 2012 $

Assets

Current Assets

Cash	1,839	2,061
Amounts receivable	3,321	–

Total Current Assets	5,160	2,061

Property and equipment (Note 3)	1,555	1,783

Total Assets	6,715	3,844

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	61,338	44,128
Note payable (Note 4)	30,000	–
Due to related parties (Note 9)	201,634	162,941
Convertible debentures, net of unamortized discount of $63,218 and $95,759, respectively (Note 5)	132,357	99,814
Derivative liabilities – current portion (Note 6)	100,937	559,382

Total Current Liabilities	526,266	866,265

Derivative liabilities (Note 6)	33,022	161,142

Total Liabilities	559,288	1,027,407

Nature of operations and continuance of business (Note 1)

Stockholders’ Deficit

Common stock: 200,000,000 shares authorized, without par value 35,767,073 shares issued and outstanding	1,086,148	1,086,148

Common stock issuable	225,000	225,000

Additional paid-in capital	167,086	167,086

Accumulated deficit during the development stage	(2,030,807)	(2,501,797)

Total Stockholders’ Deficit	(552,573)	(1,023,563)

Total Liabilities and Stockholders’ Deficit	6,715	3,844

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended July 31, 2012 $	Three Months Ended July 31, 2011 $	Six Months Ended July 31, 2012 $	Six Months Ended July 31, 2011 $	Accumulated from June 10, 2002 (Date of Inception) to July 31, 2012 $

Revenue	–	–	–	–	–

Expenses

Amortization	114	114	228	228	721
Consulting	–	–	–	–	126,519
Foreign exchange (gain) loss	1,517	1,274	36	1,545	9,824
General and administrative	6,758	29,575	9,073	130,685	212,234
Management fees (Note 9)	15,000	17,026	30,000	32,860	169,161
Professional fees	9,725	12,029	29,304	32,886	170,787
Research and development	–	13,333	–	48,541	282,715
Royalties	–	-	–	–	500,000

Total Expenses	33,114	73,351	68,641	246,745	1,471,961

Loss from Operations	(33,114)	(73,351)	(68,641)	(246,745)	(1,471,961)

Other Income (Expenses)

Accretion of discount on convertible debt (Note 5)	(21,423)	(45,705)	(32,541)	(75,151)	(139,770)
Financing costs	–	–	–	–	(306,449)
Gain (loss) on change in fair value of derivative liability (Note 6)	(60,514)	262,696	586,565	2,584,613	(36,549)
Interest expense	(7,864)	(10,018)	(14,393)	(14,203)	(76,078)

Total Other Income (Expenses)	(89,801)	206,923	539,631	2,495,259	(558,846)

Net Income (Loss)	(122,915)	133,622	470,990	2,248,514	(2,030,807)

Net income (loss) per share, basic	–	–	0.01	0.07
Net income (loss) per share, diluted	–	–	–	0.06

Weighted average shares outstanding - basic	35,767,073	33,790,788	35,767,073	33,707,605
Weighted average shares outstanding - diluted	167,694,183	38,513,886	167,694,183	38,456,224

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Six Months Ended July 31, 2012 $	Six Months Ended July 31, 2011 $	Accumulated from June 10, 2002 (Date of Inception) to July 31, 2012 $

Operating Activities

Net income (loss) for the period	470,990	2,248,514	(2,030,807)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	32,541	75,151	139,770
Amortization	228	228	721
Loss (gain) on change in fair value of derivative liabilities	(586,565)	(2,584,613)	36,549
Shares issued for royalties	-	-	500,000
Shares issued/issuable for services	-	-	449,919
Stock-based compensation	-	14,676	61,911

Changes in operating assets and liabilities:
Other receivables	(3,321)	-	(3,321)
Accounts payable and accrued liabilities	17,212	15,261	117,297
Due to related parties	38,693	111,787	201,634

Net Cash Used In Operating Activities	(30,222)	(118,996)	(526,327)

Investing Activities

Purchase of property and equipment	-	-	(2,276)

Net Cash Used In Investing Activities	-	-	(2,276)

Financing Activities

Proceeds from loan payable	30,000	235,000	270,000
Repayment of loan payable	-	(150,000)	(150,000)
Proceeds from issuance of convertible debentures	-	37,870	102,949
Proceeds from issuance of common shares	-	-	307,493

Net Cash Provided by Financing Activities	30,000	122,870	530,442

Increase (Decrease) in Cash	(222)	3,874	1,839

Cash – Beginning of Period	2,061	15,037	-

Cash – End of Period	1,839	18,911	1,839

Supplemental disclosures:
Interest paid	14,393	14,203	76,078
Income tax paid	-	-	-

Non-cash investing and financing activities:
Shares issued for conversion of debentures	-	43,736	43,736
Shares issued for settlement of debt	-	-	10,000
Fair value of options and warrants exercised	-	-	5,175

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended July 31, 2012

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2012, the Company has not earned any revenue, has a working capital deficit of $521,106 and an accumulated deficit of $2,030,807. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Period ended July 31, 2012

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

(i)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at July 31, 2012 and January 31, 2012, the Company had no items representing comprehensive income or loss.

(j)

Research and Development Costs

Research costs are expensed in the period that they are incurred.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended July 31, 2012

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

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended July 31, 2012

(Expressed in Canadian dollars)

(Unaudited)

3.

Property and Equipment

	Cost $	Accumulated amortization $	July 31, 2012 Net carrying value $	January 31, 2012 Net carrying value $

Office furniture and equipment	2,276	721	1,555	1,783

4.    Note Payable

On March 30, 2012, the Company issued a note to a non-related party for $30,000.  The note is unsecured, bears interest at 24% per annum, and is due on March 30, 2013.

5.    Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, the Company issued 145,455 to convert $11,674 (US$12,000).  On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000).  During the six months ended July 31, 2012, the Company recorded accretion expense of the discount on the convertible debenture of $nil (2011 - $21,169).  As of July 31, 2012, the carrying value of the convertible debenture is $39,113 (US$39,000) (January 31, 2012 - $39,178 (US$39,000)), plus the accrued default penalty of $21,457 (US$21,395). As of July 31, 2012, the fair value of the conversion option derivative liability was $41,308 (January 31, 2012 - $228,914).

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000).  During the six months ended July 31, 2012, the Company recorded accretion expense of the discount on the convertible debenture of $nil (2011 - $8,277).  As of July 31, 2012, the carrying value of the convertible debenture is $21,061 (US$21,000) (January 31, 2012 - $21,096 (US$21,000)), plus the accrued default penalty of $13,944 (US$13,904). As of July 31, 2012, the fair value of the conversion option derivative liability was $22,244 (January 31, 2012 - $123,261).

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended July 31, 2012

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

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $100,000.  During the six months ended July 31, 2012, the Company recorded accretion expense of $32,541 (2011 - $nil).  As of July 31, 2012, the carrying value of the convertible debenture is $36,782 (January 31, 2012 - $4,241).

6.

Derivative Liabilities

Derivative liabilities consist of convertible debentures and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	July 31, 2012 $	January 31, 2012 $

December 2010 convertible debenture	41,308	228,914
February 2011 convertible debenture	22,244	123,261
Default penalty on convertible debenture	37,385	207,190
100,000 warrants expiring on April 6, 2012	-	17
75,000 warrants expiring on July 4, 2013	-	346
3,800,000 warrants expiring on July 30, 2015	33,022	160,796

	133,959	720,524

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended July 31, 2012

(Expressed in Canadian dollars)

(Unaudited)

6.

Derivative Liabilities (continued)

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
100,000 warrants expiring on April 6, 2012	125%	0.29%	0%	1.00
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.00
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at July 31, 2012:
December 2010 convertible debenture	150%	0.11%	0%	0.50
February 2011 convertible debenture	150%	0.11%	0%	0.50
Default penalty on convertible debenture	150%	0.11%	0%	0.50
100,000 warrants expiring on April 6, 2012	-	-	-	-
75,000 warrants expiring on July 4, 2013	150%	0.16%	0%	0.93
3,800,000 warrants expiring on July 30, 2015	150%	0.30%	0%	3.00

7.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2012	3,975,000	0.011
Expired	(100,000)	0.15

Balance, July 31, 2012	3,875,000	0.001

As at July 31, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

3,800,000	0.005	July 30, 2015
75,000	0.15	July 4, 2013

3,875,000

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended July 31, 2012

(Expressed in Canadian dollars)

(Unaudited)

8.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price (US$)	Weighted average remaining contractual life (years)	Aggregate intrinsic value (US$)

Outstanding and exercisable, July 31, 2012 and January 31, 2012	800,000	0.005	2.8	4,000

Additional information regarding stock options as of July 31, 2012, is as follows:

Number of Options	Exercise Price $	Expiry Date

800,000	0.005	May 25, 2015

As of July 31, 2012, the Company had no unrecognized compensation expense relating to unvested options.

9.

Related Party Transactions

(a)

As at July 31, 2012, the Company owed $179,134 (January 31, 2012 - $155,441) to the former President of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)

As at July 31, 2012, the Company owed $22,500 (January 31, 2012 - $7,500) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)

During the six months ended July 31, 2012, the Company incurred $30,000 (2011 - $15,834) of management fees to directors and officers of the Company.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2012, which are included herein.

Our operating results for the three and six months ended July 31, 2012 and 2011 are summarized as follows:

		Three Months Ended				Six Months Ended
		July 31,				July 31,
		2012		2011		2012		2011
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Amortization		$114		$114		$228		$228
Foreign exchange (gain) loss		$1,517		$1,274		$36		$1,545
General and administrative		$6,758		$29,575		$9,073		$130,685
Management fees		$15,000		$17,026		$30,000		$32,860
Professional fees		$9,725		$12,029		$29,304		$32,886
Research and development	$	Nil		$13,333	$	Nil		$48,541
Net Income (Loss)		$(122,915)		$133,622		$470,990		$2,248,514

For the three months ended July 31, 2012, our net income decreased by $256,527 as compared to the three months ended July 31, 2011.  For the six months ended July 31, 2012, our net income decreased by $1,777,524 as compared to the six months ended July 31, 2011. Our income decreased primarily due to decreased operating expenses and decreases in gain on change in fair value of derivative liability. Our net loss from inception is $2,030,807.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	January 31,
	2012	2012
Current Assets	$5,160	$2,061
Current Liabilities	$526,266	$866,265
Working Capital (Deficit)	$(521,106)	$(864,204)

Our total current assets as of July 31, 2012 were $5,160 as compared to total current assets of $2,061 as of January 31, 2012. The increase was primarily due to an increase in amounts receivable. Our total current liabilities as of July 31, 2012 were $526,266 as compared to total current liabilities of $866,265 as of January 31, 2012. The decrease in current liabilities was attributed to a decrease of $458,455 in derivative liabilities due to the change in fair value, offset by increases of $17,210 in accounts payable and accrued liabilities and $38,693 in amounts due to related parties due to lack of sufficient cash flow from our company to repay outstanding obligations, $300,000 increase for outstanding notes payable and an increase of $32,543 in convertible debentures for additional penalty charges for non-payment..

Cash Flows

	Six Months Ended
	July 31,
	2012	2011
Net Cash Provided (Used) by Operating Activities	$(30,222)	$(118,996)
Net Cash Provided (Used) by Financing Activities	$30,000	$122,870
Increase (Decrease) in Cash During the Period	$(222)	$3,874

Operating Activities

Cash used by operating activities decreased from $118,996 to $30,222 as there is less cash provided by financing activities, which continues to limit the Company’s ability to repay its obligations.

Investing Activities

We did not have any investing activities during the six months ended July 31, 2012 and 2011.

Financing Activities

The decrease in cash provided by financing activities during the six month period ended July 31, 2012 continues to be primarily a result of less financing opportunities available in the marketplace.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Description	$
Sales and Marketing Costs:
Advertising	3,600
Investor Relations	60,000
Literature	6,000
Conference Attendance	21,000
Travel	42,000
Entertainment and Promotions	2,400
Marketing Costs	115,000
Operating Expenses:
Professional Fees	140,000
Employee Salaries and Benefits	384,000
Office Equipment	1,600
Office Supplies	1,200
Office and Lab Lease	40,000
Telephone, Fax, Cellular, Internet	6,000
Vehicles and Transportation	14,400
837,200

Based on our planned expenditures, we will require additional funds of approximately $837,200 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at July 31, 2012 and January 31, 2012, our company had no items representing comprehensive income or loss.

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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: September 14, 2012	/s/ Hamid Doroudian
Dr. Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: September 14, 2012	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)