Form 10-Q
period 2012-10-31
Neurokine Pharmaceuticals Inc.
filed 2012-12-14
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-161157
NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)
British Columbia				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1275 West 6th Avenue, Vancouver, British Columbia, Canada				V6H 1A6
(Address of principal executive offices)				(Zip Code)
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
35,767,073 common shares issued and outstanding as of December11, 2012.

Table of Contents

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

22

Item 4.  Controls and Procedures

22

PART II – OTHER INFORMATION

23

Item 1.  Legal Proceedings

23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.  Defaults Upon Senior Securities

23

Item 4.  Mine Safety Disclosures

23

Item 5.  Other Information

23

Item 6.  Exhibits

24

SIGNATURES

26

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and nine months ended October 31, 2012 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC. (A Development Stage Company) Financial Statements (Expressed in Canadian dollars) Period ended October 31, 2012 (unaudited) and January 31, 2012

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	October 31, 2012 $ (unaudited)	January 31, 2012 $

Assets

Current Assets

Cash	1,294	2,061
Amounts receivable	3,887	–

Total Current Assets	5,181	2,061

Property and equipment (Note 3)	1,441	1,783

Total Assets	6,622	3,844

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	75,806	44,128
Note payable (Note 4)	30,000	–
Due to related parties (Note 9)	219,891	162,941
Convertible debentures, net of unamortized discount of $22,521 and $95,759, respectively (Note 5)	172,683	99,814
Derivative liabilities – current portion (Note 6)	89,073	559,382

Total Current Liabilities	587,453	866,265

Derivative liabilities (Note 6)	32,393	161,142

Total Liabilities	619,846	1,027,407

Nature of operations and continuance of business (Note 1)

Stockholders’ Deficit

Common stock: 200,000,000 shares authorized, without par value 35,767,073 shares issued and outstanding	1,086,148	1,086,148

Common stock issuable	225,000	225,000

Additional paid-in capital	167,086	167,086

Accumulated deficit during the development stage	(2,091,458)	(2,501,797)

Total Stockholders’ Deficit	(613,224)	(1,023,563)

Total Liabilities and Stockholders’ Deficit	6,622	3,844

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended October 31, 2012 $	Three Months Ended October 31, 2011 $	Nine Months Ended October 31, 2012 $	Nine Months Ended October 31, 2011 $	Accumulated from June 10, 2002 (Date of Inception) to October 31, 2012 $

Revenue	–	–	–	–	–

Expenses

Amortization	113	113	342	341	835
Consulting	–	–	–	–	126,519
Foreign exchange (gain) loss	(393)	1,944	(357)	3,489	9,431
General and administrative	5,051	132,249	14,123	262,934	217,284
Management fees (Note 9)	15,000	12,325	45,000	45,185	184,161
Professional fees	4,811	7,737	34,115	40,623	175,598
Research and development	–	–	–	48,541	282,715
Royalties	–	–	–	–	500,000

Total Expenses	24,582	154,368	93,223	401,113	1,496,543

Loss from Operations	(24,582)	(154,368)	(93,223)	(401,113)	(1,496,543)

Other Income (Expenses)

Accretion of discount on convertible debt (Note 5)	(40,697)	(12,949)	(73,238)	(88,100)	(180,467)
Financing costs	–	–	–	–	(306,449)
Gain (loss) on change in fair value of derivative liability (Note 6)	12,493	324,528	599,058	2,909,141	(24,056)
Interest expense	(7,865)	(27,638)	(22,258)	(41,841)	(83,943)

Total Other Income (Expenses)	(36,069)	283,941	503,562	2,779,200	(594,915)

Net Income (Loss)	(60,651)	129,573	410,339	2,378,087	(2,091,458)

Net income (loss) per share, basic	–	–	0.01	0.07
Net income (loss) per share, diluted	–	–	–	0.06

Weighted average shares outstanding - basic	35,767,073	35,349,682	35,767,073	34,260,979
Weighted average shares outstanding - diluted	167,694,183	35,349,682	167,694,183	38,860,978

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Nine Months Ended October 31, 2012 $	Nine Months Ended October 31, 2011 $	Accumulated from June 10, 2002 (Date of Inception) to October 31, 2012 $

Operating Activities

Net income (loss) for the period	410,339	2,378,087	(2,091,458)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	73,238	88,100	180,467
Amortization	342	341	835
Loss (gain) on change in fair value of derivative liabilities	(599,058)	(2,909,141)	24,056
Shares issued for royalties	–	–	500,000
Shares issued/issuable for services	–	126,519	449,919
Stock-based compensation	–	14,676	61,911

Changes in operating assets and liabilities:
Other receivables	(3,887)	–	(3,887)
Accounts payable and accrued liabilities	31,309	39,831	131,394
Due to related parties	56,950	129,206	219,891

Net Cash Used In Operating Activities	(30,767)	(132,381)	(526,872)

Investing Activities

Purchase of property and equipment	–	–	(2,276)

Net Cash Used In Investing Activities	–	–	(2,276)

Financing Activities

Proceeds from loan payable	30,000	235,000	270,000
Repayment of loan payable	–	(150,000)	(150,000)
Proceeds from issuance of convertible debentures	–	37,870	102,949
Proceeds from issuance of common shares	–	–	307,493

Net Cash Provided by Financing Activities	30,000	122,870	530,442

Increase (Decrease) in Cash	(767)	(9,511)	1,294

Cash – Beginning of Period	2,061	15,037	–

Cash – End of Period	1,294	5,526	1,294

Supplemental disclosures:
Interest paid	14,393	9,000	76,078
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issued for conversion of debentures	–	43,736	43,736
Shares issued for settlement of debt	–	–	10,000
Fair value of options and warrants exercised	–	–	5,175

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended October 31, 2012

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2012, the Company has not earned any revenue, has a working capital deficit of $582,272 and an accumulated deficit of $2,091,458. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31, 2012 and January 31, 2012, the Company had no cash equivalents.

(d)

Property and Equipment

Property and equipment is comprised of office equipment and is recorded at cost.  The Company amortizes the cost of equipment on a straight-line basis over their estimated useful life of five years.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended October 31, 2012

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

(i)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at October 31, 2012 and January 31, 2012, the Company had no items representing comprehensive income or loss.

(j)

Research and Development Costs

Research costs are expensed in the period that they are incurred.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended October 31, 2012

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, amounts due to related parties, and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended October 31, 2012

(Expressed in Canadian dollars)

(Unaudited)

3.

Property and Equipment

	Cost $	Accumulated amortization $	October 31, 2012 Net carrying value $	January 31, 2012 Net carrying value $

Office furniture and equipment	2,276	835	1,441	1,783

4.    Note Payable

On March 30, 2012, the Company issued a note to a non-related party for $30,000.  The note is unsecured, bears interest at 24% per annum, and is due on March 30, 2013.

5.    Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, the Company issued 145,455 to convert $11,674 (US$12,000).  On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000).  During the nine months ended October 31, 2012, the Company recorded accretion expense of the discount on the convertible debenture of $nil (2011 - $21,169).  As of October 31, 2012, the carrying value of the convertible debenture is $38,961 (US$39,000) (January 31, 2012 - $39,178 (US$39,000)), plus the accrued default penalty of $21,374 (US$21,395). As of October 31, 2012, the fair value of the conversion option derivative liability was $36,452 (January 31, 2012 - $228,914).

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000).  During the nine months ended October 31, 2012, the Company recorded accretion expense of the discount on the convertible debenture of $nil (2011 - $8,277).  As of October 31, 2012, the carrying value of the convertible debenture is $20,979 (US$21,000) (January 31, 2012 - $21,096 (US$21,000)), plus the accrued default penalty of $13,890 (US$13,904). As of October 31, 2012, the fair value of the conversion option derivative liability was $19,628 (January 31, 2012 - $123,261).

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended October 31, 2012

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

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $100,000.  During the nine months ended October 31, 2012, the Company recorded accretion expense of $73,238 (2011 - $nil).  As of October 31, 2012, the carrying value of the convertible debenture is $77,479 (January 31, 2012 - $4,241).

6.

Derivative Liabilities

Derivative liabilities consist of convertible debentures with variable conversion prices and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	October 31, 2012 $	January 31, 2012 $

December 2010 convertible debenture	36,452	228,914
February 2011 convertible debenture	19,628	123,261
Default penalty on convertible debenture	32,993	207,190
100,000 warrants expiring on April 6, 2012	–	17
75,000 warrants expiring on July 4, 2013	–	346
3,800,000 warrants expiring on July 30, 2015	32,393	160,796

	121,466	720,524

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended October 31, 2012

(Expressed in Canadian dollars)

(Unaudited)

6.

Derivative Liabilities (continued)

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
100,000 warrants expiring on April 6, 2012	125%	0.29%	0%	1.00
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.00
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at October 31, 2012:
December 2010 convertible debenture	150%	0.11%	0%	0.25
February 2011 convertible debenture	150%	0.11%	0%	0.25
Default penalty on convertible debenture	150%	0.11%	0%	0.25
75,000 warrants expiring on July 4, 2013	150%	0.16%	0%	0.67
3,800,000 warrants expiring on July 30, 2015	150%	0.38%	0%	2.75

7.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2012	3,975,000	0.01
Expired	(100,000)	0.15

Balance, October 31, 2012	3,875,000	0.01

As at October 31, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

3,800,000	0.005	July 30, 2015
75,000	0.15	July 4, 2013

3,875,000

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended October 31, 2012

(Expressed in Canadian dollars)

(Unaudited)

8.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price (US$)	Weighted average remaining contractual life (years)	Aggregate intrinsic value (US$)

Outstanding and exercisable, October 31 and January 31, 2012	800,000	0.005	2.6	4,000

Additional information regarding stock options as of October 31, 2012, is as follows:

Number of Options	Exercise Price $	Expiry Date

800,000	0.005	May 25, 2015

As of October 31, 2012, the Company had no unrecognized compensation expense relating to unvested options.

9.

Related Party Transactions

(a)

As at October 31, 2012, the Company owed $189,891 (January 31, 2012 - $155,441) to the former President of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)

As at October 31, 2012, the Company owed $30,000 (January 31, 2012 - $7,500) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)

During the nine months ended October 31, 2012, the Company incurred $45,000 (2011 - $15,834) of management fees to directors and officers of the Company.

10.

Subsequent Events

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2012, which are included herein.

Our operating results for the three and nine months ended October 31, 2012 and 2011 are summarized as follows:

		Three Months Ended				Nine Months Ended
		October 31,				October 31,
		2012		2011		2012		2011
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Amortization		$113		$113		$342		$341
Foreign exchange (gain) loss		$(393)		$1,944		$(357)		$3,489
General and administrative		$5,051		$132,249		$14,123		$262,934
Management fees		$15,000		$12,325		$45,000		$45,185
Professional fees		$4,811		$7,737		$34,115		$40,623
Research and development	$	Nil	$	Nil	$	Nil		$48,541
Net Income (Loss)		$(60,651)		$129,573		$410,339		$2,378,087

For the three months ended October 31, 2012, our net income decreased by $190,224 as compared to the three months ended October 31, 2011.  For the nine months ended October 31, 2012, our net income decreased by $1,967,748 as compared to the nine months ended October 31, 2011. Our income decreased primarily due to an increase in accretion of discount on convertible debt and a smaller gain on change in fair value derivative liability. Our net loss from inception is $2,091,458.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	January 31,
	2012	2012
Current Assets	$5,181	$2,061
Current Liabilities	$587,453	$866,265
Working Capital (Deficit)	$(582,272)	$(864,204)

Our total current assets as of October 31, 2012 were $5,181 as compared to total current assets of $2,061 as of January 31, 2012. The increase was primarily due to increased amounts receivable. Our total current liabilities as of October 31, 2012 were $587,453 as compared to total current liabilities of $866,265 as of January 31, 2012. The decrease in current liabilities was attributed to a decrease in fair value of derivative liabilities.

Cash Flows

	Nine Months Ended
	October 31,
	2012	2011
Net Cash Provided by (Used) in Operating Activities	$(30,767)	$(132,381)
Net Cash Provided by (Used) in Financing Activities	$30,000	$122,870
Increase (Decrease) in Cash During the Period	$(767)	$(9,511)

Operating Activities

Cash used by operating activities decreased from $132,381 to $30,767 as there is less cash provided by financing activities, which continues to limit our company’s ability to repay its obligations.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2012 and 2011.

Financing Activities

The decrease in cash provided by financing activities during the nine month period ended October 31, 2012 continues to be primarily a result of less financing opportunities available in the marketplace.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Description	$
Sales and Marketing Costs:
Advertising	3,600
Investor Relations	60,000
Literature	6,000
Conference Attendance	21,000
Travel	42,000
Entertainment and Promotions	2,400
Marketing Costs	115,000
Operating Expenses:
Professional Fees	140,000
Employee Salaries and Benefits	384,000
Office Equipment	1,600
Office Supplies	1,200
Office and Lab Lease	40,000
Telephone, Fax, Cellular, Internet	6,000
Vehicles and Transportation	14,400
Total	837,200

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31, 2012 and January 31, 2012, our company had no cash equivalents.

Property and Equipment

Property and equipment is comprised of office equipment and is recorded at cost.  Our company amortizes the cost of equipment on a straight-line basis over their estimated useful life of five years.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at October 31, 2012 and January 31, 2012, our company had no items representing comprehensive income or loss.

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

Our company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, amounts due to related parties, and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
(10)	Material Contracts
10.1	Share Subscription of Dr. Ahmad Doroudian dated September 17, 2007 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.2	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.3	Management Consulting Agreement with Penny Green dated April 1, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.4	Director and Option Agreement with Dr. Kamran Shojania dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.5	Director and Option Agreement with Dr. Maziar Badii dated July 13, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.6	Shareholder’s Agreement with Dr. Hassan Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.7	Shareholder’s Agreement with Francine Salari dated July 24, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
10.8	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on March 4, 2010)
10.9	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.10	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.11	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.12	Subscription Agreement with Hassan Salari (incorporated by reference from our Form 8-K filed on August 12, 2010)
10.13	Subscription Agreement with Ahmad Doroudian (incorporated by reference from our Form 8-K filed on August 12, 2010)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong

101**	Interactive Data Files
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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: December 14, 2012	/s/ Dr. Hamid Doroudian
Dr. Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: December 14, 2012	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)