Form 10-K
period 2013-01-31
Neurokine Pharmaceuticals Inc.
filed 2013-05-16
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-161157

NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1275 West 6th Avenue, Vancouver, British Columbia	V6H 1A6
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(604) 805-7783

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2012 was $233,195 based on a $0.01 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
35,767,073 common shares as of May16, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.	Business	4

Item 1A.	Risk Factors	33

Item 1B.	Unresolved Staff Comments	44

Item 2.	Properties	44

Item 3.	Legal Proceedings	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45

Item 6.	Selected Financial Data	46

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 8.	Financial Statements and Supplementary Data	54

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	51

Item 9A.	Controls and Procedures	51

Item 9B.	Other Information	52

Item 10.	Directors, Executive Officers and Corporate Governance	52

Item 11.	Executive Compensation	57

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter	60

Item 13.	Certain Relationships and Related Transactions, and Director Independence	62

Item 14.	Principal Accounting Fees and Services	62

Item 15.	Exhibits, Financial Statement Schedules	64

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

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001and NK-002, was carried out by Dr. Ahmad Doroudian, our director, Jonathan Willmer, our former chief medical officer and former director, and Dr. Hassan Salari, a former officer and director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements. We have not carried on any research and development activities since January 2009 and our ability to continue our research and development activities depends on securing additional financing.

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

Product
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $500,000 Estimated Completion Date: November 2014
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $1,355,000 Estimated Completion Date: September, 2013	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

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

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001 and NK-002, was carried out by Dr. Ahmad Doroudian, our director, Jonathan Willmer, our former chief medical officer and former director, and Dr. Hassan Salari, a former officer and director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We have relied primarily on three contractors in this regard. The first, Globe Laboratories Inc., is a center for drug research and development founded and controlled by Julian Salari, a former officer and director of our company, that provides us with expertise in manufacturing certain generic drugs that are the basis of our planned products. The second, Virtus is a South African firm that specializes in the planning and execution of clinical trials and has developed the clinical protocol of NK-001 on our behalf and entered into an agreement with us to conduct that clinical trial. The third, Northern Lipids Inc., assisted us to develop certain liposomal encapsulations for our development of NK-002. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements.

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

On April 18, 2008, we filed a single United States Patent Application (No. 61-046061) regarding the use of NK-001 (Etanercept) and similar TNF-Alpha targeting drugs (which can generally be described as anti-inflammatory drugs) in the treatment of post-CABG cognitive impairment. This patent application is under examination, and a patent has not yet been granted to us or published and is currently on hold pending submission of additional data. Also if our research and development activities are successful, we will require license and partnership with Amgen to launch NK001.

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

With the assistance of Virtus Clinical Development (Pty.) Limited, a contract research organization based in South Africa, we have designed Phase II human clinical trials of NK-001 to undertake the aforementioned research and development objectives. Virtus provides services to a wide range of international biotechnology and pharmaceutical companies, assisting them in implementing their drug development programs and specifically the design, management and monitoring of the clinical phases of such programs. We intend to begin our clinical trials of NK-001 using 50 post-CABG surgery patients. Our trials will be conducted in four to six separate locations in and around Cape Town, South Africa.

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

Our study will involve identifying 50 otherwise healthy individuals undergoing heart bypass surgery, performing pre-surgery cognitive assessment, administering NK-001 (Etanercept) pre- and post-surgery and six months of follow up. We anticipate that we will begin our trial in the winter of 2013, and we anticipate the full cost of the trial to be approximately $1,350,000.

Regulatory and Patent Issues

Etanercept was first released for commercial use in late 1998. In North America, it is co-marketed by Amgen Inc. and Pfizer Inc. under the trade name Enbrel in two separate formulations, one in powder form and the other as a pre-mixed liquid. Pfizer Inc. is the sole marketer of Enbrel outside of North America.

In our research, we have worked with the generic form of Etanercept. We currently rely on a method for producing the generic form of Etanercept licensed to us by Globe, a company founded and controlled by Julian Salari, our former President, former Secretary and former Director. We intend to continue to rely on the generic form of Etanercept produced by Globe for as long as our license from Globe is effective. Under the terms of our non-exclusive license agreement with Globe dated June 17, 2008, we were obligated to remit CAD$500,000 to Globe, comprised of a non-refundable license fee of CAD$150,000 (including CAD$50,000 in respect of patent preparation and filing fees) and a one-time royalty payment of CAD$350,000. In June 2008, we settled our obligation to Globe by issuing Globe 2,000,000 shares of our common stock and we no longer have any enduring financial obligation to Globe. We do, however, have an ongoing obligation to Globe to use our best efforts to commercialize products based on its intellectual property and to indemnify it from any third-party claims resulting from our use of its intellectual property. Under the terms of our non-exclusive license agreement with Globe, Globe has the right to terminate our license in the event that we become bankrupt or insolvent, or if our business is placed in the hands of a receiver, assignee or trustee. Barring such circumstances, we anticipate that our license from Globe will be perpetual. We have waived our rights pursuant to Article 4.2 of the license agreement that required Globe to prepare and file certain patents on our behalf.

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

On April 18, 2008, we filed a single United States Patent Application (No. 61-046061) for the use of TNF-Alpha targeting drugs (including NK-001 and similar anti-inflammatory drugs) in the treatment of post-heart bypass cognitive impairment. The application is currently under review by the United States Patent Office and is on hold pending submission of additional data.

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

On October 2, 2007 we entered into a master service agreement with Northern Lipids pursuant to which Northern Lipids developed certain liposomal encapsulation formulas for NK-002 on our behalf. The proprietary formulations were completed at a cost of approximately $36,000 and all intellectual property rights in the results and proceeds of the agreement were transferred to us. In April 2008, Globe began testing three different encapsulation preparations in rodent trials on our behalf. On January 31, 2008 we filed a United States Patent Application (No. 61-02540) for the therapeutic use of a liposome formulation for the delivery of drugs across the blood-brain barrier. Our United States Patent Application filed on April 18, 2008 (No. 61-046061) also pertains to certain aspects of NK-001, namely the delivery of TNF-Alpha targeting drugs (including NK-001and similar anti-inflammatory drugs) across the blood-brain barrier.

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

Pre-Clinical Trials

Pre-clinical trials involve in vitro (test tube) and in vivo (animal) experiments using wide-ranging doses of the study drug to obtain preliminary efficacy, toxicity and pharmacokinetic (how the body processes the drug) information. Such tests assist pharmaceutical companies in deciding whether a drug candidate possesses scientific merit for further development as an investigational new drug.

Of our current planned products, only NK-002 will require us to undertake pre-clinical trials. Subject to our ability to obtain adequate financing, we anticipate completing pre-clinical trials of NK-002 at a cost of approximately $500,000 over a period of 12 months. It is our goal to begin pre-clinical trials of NK-002 by the last quarter of 2013; however we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do. We do not anticipate requiring pre-clinical trials of NK-001 because equivalent trials of Etanercept, the drug underlying NK-001, have already been successfully completed by third parties.

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

All of our planned products must undergo Phase II clinical trials. Completion of these trials is subject to our ability to obtain adequate financing,

We anticipate completing our Phase II trial of NK-001 at a cost of approximately $1,355,000 over a 12 month period. It is our goal to begin the trial in the winter of 2013; however, we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do. The trial protocol for our Phase II trial is complete and has received full regulatory approval.

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

Research and Development Progress

Landmarks in our product research and development activities to date include the following events:

•

from June 2002 to May 2008, we developed the intellectual property underlying our two product candidates, NK-001 and NK-002. This development work involved surveying medical research and clinical developments to identify promising research and development opportunities and establishing frameworks for pre-clinical and clinical research. This work was carried out at various times on our behalf by Dr. Ahmad Doroudian, Dr. Hassan Salari and Dr. Jonathan Willmer in their capacity as our officers. The intellectual property rights underlying each candidate were assigned to us by these individuals effective January 30, 2008 for NK-001, and April 18, 2008 for NK-002.

•

on October 2, 2007, we entered into a master service agreement with Northern Lipids pursuant to which Northern Lipids developed certain proprietary liposomal encapsulation formulas for the encapsulation of NK-002 on our behalf.

•

on January 31, 2008, we filed a United States Patent Application (No. 61-02540) for the therapeutic use of a liposome formulation for the delivery of drugs across the blood-brain barrier (NK-002).

•

on March 1, 2008, we entered into clinical trial services master agreement with Virtus, whereby Virtus agreed to provide regulatory, clinical trial management and related services to us in respect of our planned Phase II clinical trials of NK-001.

•

on March 22, 2008, Virtus submitted our proposed research protocol for NK-001 to the Medicines Control Council of the Department of Health (South Africa) on our behalf for review and approval. The research protocol is for Phase II clinical trials and is entitled “A Randomized, Placebo-Controlled Study to Assess the Effect of NK-001 in Protecting Against the Cognitive Side Effects of Coronary Artery Bypass Graft (CABG or Heart Bypass) Surgery”. This research protocol was subsequently approved by the Medicines Control Council and the central ethics board of South Africa.

•

on April 18, 2008, we filed a United States Patent Application (No. 61-046061) for the use of TNF-Alpha targeting drugs (including NK-001 and similar anti-inflammatory drugs) in the treatment of post-heart bypass cognitive impairment.

•

in April 2008, we began testing three different encapsulation preparations of NK-002 in rodent trials. This testing was carried out by scientists at Globe on our behalf.

•

on June 17, 2008, we entered into a non-exclusive license agreement with Globe, a center for drug research and development, to use their developed know-how involving new techniques for the production of therapeutic proteins, including Etanercept, which forms the basis of NK-001 and NK-002. Julian Salari, our former president, secretary and director, is the president, founder and controlling shareholder of Globe. Under the terms of the license agreement, we were obligated to remit CAD$500,000 to Globe, comprised of a non-refundable license fee of CAD$150,000 (including CAD$50,000 in respect of patent preparation and filing fees) and a one-time royalty payment of CAD$350,000. In June 2008, we settled our obligation to Globe by issuing Globe 2,000,000 shares of our common stock. The know-how licensed by Globe to us pursuant to the license agreement was transferred through the communication of formulas and descriptions of the manufacturing process. Although we have and intend in the future to rely on Globe for manufacturing services in relation to the licensed know-how, the non-exclusive license agreement does not obligate us to use Globe’s services in order to avail ourselves of the licensed rights, and we are permitted to sub-license the know-how if required. We have waived our rights pursuant to Article 4.2 of the license agreement that required Globe to prepare and file certain patents on our behalf.

•

in 2008, we established a relationship with Dr. Maziar Badii, our director, who will advise us on the development of new product candidates for the treatment of acute and chronic back pain.

•

on January 28, 2009, Virtus submitted amendments to our research protocol for NK-001 that were subsequently approved by the Medicines Control Council (Republic of South Africa) on May 12, 2009. We now have full authority to proceed with our Phase II clinical trial in its modified form.

•

effective August 15, 2011, we entered into a consulting agreement with Wakabayashi Fund LLC, a Japanese limited liability company, whereby Wakabayashi Fund agreed to provide certain institutional market awareness and public relations services to us for a six month term. In consideration of the services, on August 20, 2011, our board of directors authorized the issuance of 1,600,000 restricted shares of our common stock to Wakabayashi. The most recent closing price of our common shares at the time of issuance as quoted on the OTC Bulletin Board was $0.077 per share. Accordingly, the aggregate value of the stock consideration paid was $123,200.  This agreement has not been renewed.

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

Research and Development

We have spent $58,041 on research and development expenses for the last two fiscal years.  From our inception on June 10, 2002 to January 31, 2013 we spent $282,715 on research and development activities. We anticipate that we will incur approximately $1.4 million in research and development expenses over the next 12 months, however this may change if we are unsuccessful in obtaining sufficient additional financing.

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

We also own certain know-how and proprietary technology related to the production of certain liposomal encapsulation formulae forming part of NK-002. This know-how and technology was developed on our behalf by Northern Lipids at a cost of approximately $36,000 pursuant to a master service agreement dated October 2, 2007.

Finally, we own a perpetual, non-exclusive license to use the know-how and trade secrets of Globe to produce certain therapeutic proteins. These therapeutic proteins include the generic drug Etanercept, which is the basis for our products NK-001 and NK-002. We acquired the license pursuant to our non-exclusive license agreement with Globe, which is a company founded and controlled by Julian Salari, our former president, secretary and director. Under the terms of the license agreement, we were obligated to pay Globe $500,000 in consideration for the license. The payment was to be comprised of a non-refundable license fee of $150,000 and a one-time royalty payment of $350,000. In June 2008, we settled our obligation to Globe by issuing Globe 2,000,000 shares of our common stock. We have also waived our rights pursuant to Article 4.2 of the license agreement that required Globe to prepare and file certain patents on our behalf.

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

Manufacturing

We have limited experience in, and do not own facilities for, manufacturing any products or product candidates. We utilize contract manufacturers to produce clinical supplies of any components of our products that are not commercially available such as our proprietary encapsulation technology forming part of NK-002, which was developed on our behalf and manufactured by Northern Lipids at a cost of approximately $36,000 pursuant to our master service agreement. Although we intend to continue to rely on contract manufacturers to produce certain of our products for both clinical and commercial supplies, we will oversee the production of those products and do not anticipate relying on any particular contract manufacturer.

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

Employees and Consultants

As of May 13, 2013, we did not have any full-time or part-time employees. We currently engage independent contractors in the areas of accounting, legal and auditing services. We plan to engage independent contractors in the areas of clinical trial data management.  Dr. Ahmad Doroudian, our director, provides his services to us with remuneration on a non-exclusive basis. Dr. Maziar Badii and Richard Azani, our directors, provide their services to us as remunerated consultants.  Mr. Hamid Doroudian, our president, chief executive officer and secretary, provides his services to us with a remuneration on a non-exclusive basis.

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

Clinical Trials

If a company wants to conduct clinical trials in the United States to test a new drug in humans, an IND Application must be prepared and submitted to the FDA. The IND Application becomes effective, if not rejected or put on clinical hold by the FDA, within 30 days of filing the application. In addition, an Institutional Review Board must review and approve the trial protocol and monitor the trial on an ongoing basis. The FDA may, at any time during the 30-day review period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials may commence or recommence without FDA authorization, and then only under terms authorized by the FDA. The IND Application process can result in substantial delay and expense.

Clinical Trial Phases

Clinical trials typically are conducted in three sequential phases, Phases I, II and III, with Phase IV trials potentially conducted after marketing approval is obtained. These phases may be compressed, may overlap or may be omitted in some circumstances.

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

The obligations of a MAH include:

•

Manufacturing and Batch Release: MAHs should guarantee that all manufacturing operations comply with relevant laws and regulations, applicable good manufacturing practices, the product specifications and manufacturing conditions set out in the marketing authorization and that each batch of product is subject to appropriate release formalities.

•

Pharmacovigilance: MAHs are obliged to monitor the safety of products post-approval and to submit to the regulators safety reports on an expedited and periodic basis. There is an obligation to notify regulators of any other information that may affect the risk benefit ratio for the product.

•

Advertising and Promotion: MAHs remain responsible for all advertising and promotion of their products in the relevant jurisdiction, including promotional activities by other companies or individuals on their behalf. Some jurisdictions require that a MAH subject all promotional materials to either prior internal or regulatory review and approval.

•

Medical Affairs/Scientific Service: MAHs are required to have a function responsible for disseminating scientific and medical information on their medicinal products, predominantly to healthcare professionals, but also to regulators and patients.

•

Legal Representation and Distributor Issues: MAHs are responsible for regulatory actions or inactions of their distributors and agents, including the failure of distributors to provide a MAH with safety data within a timeframe that allows the MAH to fulfill its reporting obligations.

•

Preparation, Filing and Maintenance of the Application and Subsequent Marketing Authorization: MAHs have general obligations to maintain appropriate records, to comply with the marketing authorization’s terms and conditions, to submit renewal applications and to pay all appropriate fees to the authorities. There are also general reporting obligations, such as an obligation to inform regulators of any information that may lead to the modification of the marketing authorization dossier or product labeling, and of any action to suspend, revoke or withdraw an approval or to prohibit or suspend the marketing of a product.

We may hold marketing authorizations for our products in our own name, or appoint an affiliate or a collaboration partner to hold the marketing authorization on our behalf. Any failure by a MAH to comply with these obligations may result in regulatory action against the MAH and its approvals and ultimately threaten our ability to commercialize our products.

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

If there is not a national coverage decision, the local Medicare contractors that are responsible for administering the Part B program on a regional basis may have the discretion to decline coverage and reimbursement for a drug or to issue a local coverage decision (an “LCD”). These policies can include both coverage criteria for the drug and frequency limits for the administration of the drug. The local contractors in different areas of the country may determine that our products should be treated like most topical patches and may deny coverage under Part B or, even if they allow coverage, may establish varying coverage criteria and frequency limits for any product. Furthermore, obtaining LCDs in the various regions can be a time-consuming and expensive process.

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

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2013 we had not earned any revenues and had an accumulated deficit of $2,160,372. We anticipate that we will incur increased expenses without realizing sufficient revenues (if any) to offset those expenses and we therefore expect to incur significant losses for the foreseeable future. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our auditor has indicated in our financial statements that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

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

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. We experienced a net income of $341,425 for the year ended January 31, 2013, compared to a net income of $1,417,734 for the year ended January 31, 2012 and an accumulated net loss of $2,160,372 from our inception on June 10, 2002 to January 31, 2013. We expect to incur substantial and increasing losses for the foreseeable future as we develop, seek regulatory approval for and commercialize our product candidates and pursue our other research and development activities. If our flagship product NK-001 is not successful in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize NK-001 or any of our other product candidates. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We will require substantial funds to research, develop, test and protect our product candidates, and to manufacture and market any such candidates that may be approved for commercial sale. Based on our current cash levels, we do not have sufficient cash to meet our planned day-to-day operating needs through January 2014, including our planned research and development activities. We raised approximately $30,000 through a private placements during the year ended January 31, 2013 and $Nil from the issuance of a convertible debenture. Based on our planned research and development activities, we anticipate that we will require additional funds of approximately $40,000 to meet our planned day-to-day operating needs for the next 12 months. If we do not raise sufficient funds, our plan of operation will be delayed until such time as we raise sufficient funds, provided we are able to do so. Further, the cost of carrying out our operating activities and research and development activities is not fixed, and our cash levels may at any time prove to be insufficient to finance them. Our financing needs may change substantially because a number of factors which are difficult to predict or which may be outside of our control. These include increased competition, the costs of licensing existing drugs and protecting rights to our proprietary technology, the resources required to complete pre-clinical and clinical studies, and the length and results of the regulatory approval process.

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

If our research and development projects are not completed in a timely fashion (by the end of December 2013), our company could experience:

•

substantial additional cost for re-application to obtain clinical trial approvals;

•

additional competition as other groups may enter the area of use of anti-inflammatory application to treat neurocognitive impairment;

•

up to six months delay in obtaining approvals; and

•

delay in obtaining future inflow of cash from financial or partnership activities,

•

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

We currently rely on third parties such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist us with our pre-clinical and clinical trials. For example, we currently rely on Virtus in relation to regulatory matters, clinical trial management and all other clinical services related to our research and development of NK-001, and specifically with respect to our 50 patient randomized clinical trials we plan to conduct in South Africa. To that effect, we have entered into a Clinical Trial Services Master Agreement with Virtus dated March 1, 2009. In carrying out such trials, we are required to comply with various regulations and standards, commonly referred to as good clinical practices, regarding conducting, recording and reporting to ensure that data and results are credible and accurate and that the trial participants are adequately protected. If the third parties on whom we rely do not successfully perform their duties or meet regulatory obligations or expected deadlines, or if they need to be replaced or the quality or accuracy of the data they obtain is compromised, our development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates. This could prevent us from becoming profitable.

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

If our product candidates fail to gain market acceptance, we may be unable to generate sufficient revenue to continue our business

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

Since the majority of our officers, directors and many business assets are located in Canada, you may be limited in your ability to enforce U.S. civil actions against them for damages to the value of your investment.

Many of our business assets are located in Canada and the majority of our officers and directors are residents of Canada. Consequently, if you are a U.S. investor it may be difficult for you to affect service of process on our officers and directors within the United States or enforce a civil judgment of a U.S. court in Canada if a Canadian court determines that the U.S. court in which the judgment was obtained did not have jurisdiction in the matter. There is also substantial doubt whether an original action predicated solely upon civil liability may successfully be brought in Canada against any of our officers, directors or business assets. As a result, you may not be able to recover damages as compensation for any decline in the value of your investment.

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

On June 17, 2008, we entered into a non-exclusive license agreement with Globe, a company founded and controlled by Julian Salari, our former president, secretary and former director, to acquire the right to use Globe’s know-how to produce certain drugs known as protein therapeutics which form the basis of our products. For example, Globe’s intellectual property provides us with a method to produce Etanercept, the generic protein therapeutic drug that forms the basis of NK-001 and NK-002. Because our license from Globe is non-exclusive, Globe is free to license identical intellectual property to third parties, including those that may directly compete with us in our field of development. Although the intellectual property provided to us by Globe allows us to produce generic products that are generally available from a number of suppliers, we believe that Globe’s method for producing these products is currently qualitatively superior and more cost-effective than most alternative means of producing or obtaining them. If Globe licenses its proprietary method to our competitors, we will lose what we believe to be a competitive advantage, the loss of which may make us vulnerable to increased competition and hinder or ultimately prevent us from commercializing our product candidates.

If we fail to comply with our obligations under our non-exclusive license agreement with Globe or any other license or related agreements to which we are a party or that we may enter into in the future, we could lose license rights that may be necessary to or greatly assist us in developing our therapeutic products.

Under the terms of our non-exclusive license agreement with Globe, we were obligated to remit CAD$500,000 to Globe, comprised of a non-refundable license fee of USD$150,000 (including CAD$50,000 in respect of patent preparation and filing fees) and a one-time royalty payment of CAD$350,000. In June 2008, we settled our obligation to Globe by issuing Globe 2,000,000 shares of our common stock and we no longer have any enduring financial obligation to Globe.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
January 31, 2013	$0.01	$0.005
October 31, 2012	$0.012	$0.01
July 31, 2012	$0.04	$0.01
April 30, 2012	$0.08	$0.01
January 31, 2012	$0.085	$0.012
October 31, 2011	$0.25	$0.03
July 31, 2011	$0.25	$0.05
April 30, 2011	$0.65	$0.07
January 31, 2011	$2.41	$0.51

(1)

Our common stock was listed for quotation on April 13, 2010. Our first trade did not occur until October 4, 2010.

As of May 16, 2013, there were approximately 38 holders of record of our common stock. As of such date, 35,767,073 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2013.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of May 13, 2013, we had outstanding options to purchase 800,000 shares of our common stock at $0.005 exercisable until May 25, 2015. As of May 13, 2013, we had outstanding warrants to purchase 3,875,000 shares of our common stock at $0.005 to $0.15 per stock expiring between July 4, 2013 and July 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2013.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2013 and January 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 31 of this annual report.

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

Results of Operations

For the Year Ending January 31, 2013 and 2012

		Year Ended
		January 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating expenses		$88,893		$362,511
Accretion of discounts on convertible debentures		$95,759		$96,531
Financing costs	$	Nil		$306,449
Loss (gain) on change in fair value derivative		$(550,419)		$(2,244,910)
Interest expense		$24,342		$61,685
Net income (loss)		$341,425		$1,417,734

Expenses

Our operating expenses for our years ended January 31, 2013 and 2012 are outlined in the table below:

		Year Ended
		January 31,
		2013	2012
Amortization		$455	$455
Consulting	$	Nil	$126,519
Foreign exchange loss (gain)		$(799)	$3,541
General and administrative		$18,341	$68,384
Management fees		$30,000	$60,185
Professional fees		$40,896	$45,386
Research and development	$	Nil	$58,041

Operating expenses for year ended January 31, 2013 decreased by 75.48% as compared to the comparative period in 2012 primarily as a result of a decrease in operating expenses, financing costs and interest expense.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At
	January 31,	January 31,
	2013	2012
Current Assets	$4,729	$2,061
Current Liabilities	$662,307	$866,265
Working Capital (Deficit)	$(657,578)	$(864,204)

Cash Flows
		Year Ended		Year Ended
		January 31,		January 31,
		2013		2012
Net Cash used in Operating Activities		$(31,586)		$(135,846)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$30,000		$122,870
Increase (Decrease) in Cash During the Period		$(1,586)		$(12,976)

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
737,200

Based on our planned expenditures, we will require additional funds of approximately $736,725 (a total of $737,200 less our cash of approximately $475 as of January 31, 2013) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Product
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted

Product
Anticipated Steps	NK-001	NK-002
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $500,000 Estimated Completion Date: Not known
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $1,355,000 Estimated Completion Date: September 2013	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

We did not commence clinical trials of NK001 and NK002 during 2013 and 2012 due to insufficient cash. We are seeking to raise funds to continue testing and development.

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

51

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

52

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

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at January 31, 2013, our company has 148,529,182 (2012 – 23,865,909) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at January 31, 2013 and 2012, our company had no items representing comprehensive income or loss.

Research and Development Costs

Research costs are expensed in the period that they are incurred.

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of January 31, 2013 and 2012, our company did not have any amounts recorded pertaining to uncertain tax positions.

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

Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2013 and 2012, there were no charges for interest or penalties.

53

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

Item 8.

Financial Statements and Supplementary Data

54

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Financial Statements

Years ended January 31, 2013 and 2012

(Expressed in Canadian dollars)

55

SATURNA GROUP

CHARTERED ACCOUNTANTS LLP

1066 West Hastings Street, Suite 1250

Vancouver, BC Canada V6E 3X1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Neurokine Pharmaceuticals Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Neurokine Pharmaceuticals Inc. (A Development Stage Company) as of January 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from June 10, 2002 (Date of Inception) to January 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and accumulated from June 10, 2002 (Date of Inception) to January 31, 2013, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

May 15, 2013

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	January 31, 2013 $	January 31, 2012 $

Assets

Current assets

Cash	475	2,061
Amounts receivable	4,254	–

Total current assets	4,729	2,061

Property and equipment (Note 3)	1,328	1,783

Total assets	6,057	3,844

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities	84,585	44,128
Loan payable (Note 4)	30,000	–
Due to related parties (Note 10)	206,532	162,941
Convertible debentures, net of unamortized discount of $nil and $95,759, respectively (Note 5)	189,473	99,814
Derivative liabilities – current portion (Note 6)	151,717	559,382

Total current liabilities	662,307	866,265

Derivative liabilities (Note 6)	18,388	161,142

Total liabilities	680,695	1,027,407

Nature of operations and continuance of business (Note 1) Subsequent events (Note 12)

Stockholders’ Deficit

Common stock: 200,000,000 shares authorized, without par value 35,767,073 shares issued and outstanding	1,086,148	1,086,148

Common stock issuable (Note 7)	225,000	225,000

Additional paid-in capital (Note 10)	174,586	167,086

Deficit accumulated during the development stage	(2,160,372)	(2,501,797)

Total stockholders’ deficit	(674,638)	(1,023,563)

Total liabilities and stockholders’ deficit	6,057	3,844

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

	Year Ended January 31, 2013 $	Year Ended January 31, 2012 $	Accumulated from June 10, 2002 (Date of Inception) to January 31, 2013 $

Revenue	–	–	–

Expenses

Amortization	455	455	948
Consulting fees	–	126,519	126,519
Foreign exchange loss (gain)	(799)	3,541	8,989
General and administrative	18,341	68,384	221,502
Management fees (Note 10)	30,000	60,185	169,161
Professional fees	40,896	45,386	182,379
Research and development	–	58,041	282,715
Royalties	–	–	500,000

Total expenses	88,893	362,511	1,492,213

Loss from operations	(88,893)	(362,511)	(1,492,213)

Other income (expenses)

Accretion of discount on convertible debentures	(95,759)	(96,531)	(202,988)
Financing costs	–	(306,449)	(306,449)
Gain (loss) on change in fair value of derivative liabilities	550,419	2,244,910	(72,695)
Interest expense	(24,342)	(61,685)	(86,027)

Total other income (expenses)	430,318	1,780,245	(668,159)

Net income (loss)	341,425	1,417,734	(2,160,372)

Net income (loss) per share, basic	0.01	0.04

Net income (loss) per share, diluted	–	0.02

Weighted average shares outstanding - basic	35,767,073	33,939,227

Weighted average shares outstanding - diluted	170,421,291	65,331,413

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

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

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

(Expressed in Canadian dollars)

	Common Stock		Common Stock Issuable $	Share Subscriptions	Additional Paid-In Capital $	Deficit Accumulated During the Development Stage $	Total $
	Shares #	Amount $		Received $

Balance – January 31, 2010	23,829,618	826,484	32,000	–	42,159	(896,473)	4,170

Issuance of common stock for cash	6,000,000	30,849	–	–	–	–	30,849

Shares issued for management fees	192,000	38,400	(32,000)	–	–	–	6,400

Shares issued to settle debt	2,000,000	10,000	–	–	–	–	10,000

Shares issued for exercise of share purchase warrants	1,200,000	7,620	–	–	–	–	7,620

Shares issued for exercise of stock options	400,000	2,540	–	–	–	–	2,540

Fair value of stock options granted	–	–	–	–	5,076	–	5,076

Fair value of share purchase warrants exercised	–	–	–	–	5,175	–	5,175

Net loss for the year	–	–	–	–	–	(3,023,058)	(3,023,058)

Balance – January 31, 2011	33,621,618	915,893	–	–	52,410	(3,919,531)	(2,951,228)

Shares issued for conversion of debenture	545,455	43,736	–	–	–	–	43,736

Share issued for services	1,600,000	126,519	–	–	–	–	126,519

Shares issuable for restructuring of debenture	–	–	225,000	–	–	–	225,000

Fair value of share purchase warrants issued	–	–	–	–	8,891	–	8,891

Fair value of stock options granted	–	–	–	–	5,785	–	5,785

Beneficial conversion feature of convertible debenture	–	–	–	–	100,000	–	100,000

Net income for the year	–	–	–	–	–	1,417,734	1,417,734

Balance – January 31, 2012	35,767,073	1,086,148	225,000	–	167,086	(2,501,797)	(1,023,563)

Contributed capital	–	–	–	–	7,500	–	7,500

Net income for the year	–	–	–	–	–	341,425	341,425

Balance – January 31, 2013	35,767,073	1,086,148	225,000	–	174,586	(2,160,372)	(674,638)

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Year Ended January 31, 2013 $	Year Ended January 31, 2012 $	Accumulated from June 10, 2002 (Date of Inception) to January 31, 2013 $

Operating activities

Net income (loss)	341,425	1,417,734	(2,160,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	95,759	96,531	202,988
Amortization	455	455	948
Loss (gain) on change in fair value of derivative liabilities	(550,419)	(2,244,910)	72,695
Shares issued for royalties	–	–	500,000
Shares issued for services	–	351,519	449,919
Stock-based compensation	–	14,676	61,911
Changes in operating assets and liabilities:
Amounts receivable	(4,254)	–	(4,254)
Accounts payable and accrued liabilities	34,357	82,477	134,442
Due to related parties	51,091	145,672	214,032

Net cash used in operating activities	(31,586)	(135,846)	(527,691)

Investing activities
Purchase of property and equipment	–	–	(2,276)

Net cash used in investing activities	–	–	(2,276)

Financing activities
Proceeds from loan payable	30,000	235,000	270,000
Repayment of loan payable	–	(150,000)	(150,000)
Proceeds from issuance of convertible debentures	–	37,870	102,949
Proceeds from issuance of shares	–	–	307,493

Net cash provided by financing activities	30,000	122,870	530,442

Increase (decrease) in cash	(1,586)	(12,976)	475

Cash – beginning of period	2,061	15,037	–

Cash – end of period	475	2,061	475

Supplemental disclosures:
Interest paid	–	9,000	76,078
Income tax paid	–	–	–

Non-cash investing and financing activities:
Forgiveness of related party debt	7,500	–	7,500
Shares issued for conversion of debentures	–	43,736	43,736
Shares issued for settlement of debt	–	–	10,000
Fair value of options and warrants exercised	–	–	5,175

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended January 31, 2013

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2013, the Company has not earned any revenue, has a working capital deficit of $657,578 and an accumulated deficit of $2,160,372. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars.  The Company’s fiscal year-end is January 31.

(b)

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, valuation of convertible debentures, assumptions used to determine the fair values of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2013 and 2012, the Company had no cash equivalents.

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

(h)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at January 31, 2013, the Company has 148,529,182 (2012 – 23,865,909) potentially dilutive shares.

(i)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at January 31, 2013 and 2012, the Company had no items representing comprehensive income or loss.

(j)

Research and Development Costs

Research costs are expensed in the period that they are incurred.

2.

Significant Accounting Policies (continued)

(k)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of January 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian tax returns, the open taxation years range from 2002 to 2012. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2013 and 2012, there were no charges for interest or penalties.

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, amounts due to related parties, loan payable, and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

3.

Property and Equipment

	Cost $	Accumulated amortization $	January 31, 2013 Net carrying value $	January 31, 2012 Net carrying value $

Office furniture and equipment	2,276	948	1,328	1,783

4.    Loan Payable

On March 30, 2012, the Company issued a promissory note to a non-related party for $30,000.  The loan is unsecured, bears interest at 24% per annum, and is due on March 30, 2013.

5.    Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, the Company issued 145,455 to convert $11,674 (US$12,000).  On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000).  During the year ended January 31, 2013, the Company recorded accretion expense of the discount on the convertible debenture of $nil (2012 - $52,779). As of January 31, 2013, the carrying value of the convertible debenture is $19,942 (US$20,000) (2012 - $20,056 (US$20,000)), plus the accrued default penalty of $9,971 (US$10,000) (2012 - $10,028 (US$10,000)). As of January 31, 2013, the fair value of the conversion option derivative liability was $84,220 (2012 - $354,827).

5.    Convertible Debentures (continued)

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000).  During the year ended January 31, 2013, the Company recorded accretion expense of the discount on the convertible debenture of $nil (2012 - $39,511).  As of January 31, 2013, the carrying value of the convertible debenture is $39,888 (US$40,000) (2012 - $40,224 (US$40,000)), plus the accrued default penalty of $19,942 (US$20,000) (2012 – $20,112 (US$20,000)). As of January 31, 2013, the fair value of the conversion option derivative liability was $67,491 (2012 - $204,538).

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

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $100,000.  During the year ended January 31, 2013, the Company recorded accretion expense of $95,759 (2012 - $4,241).  As of January 31, 2013, the carrying value of the convertible debenture is $99,730 (US$100,000) (2012 - $4,241).

6.

Derivative Liabilities

Derivative liabilities consist of convertible debentures with variable conversion prices and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	January 31, 2013 $	January 31, 2012 $

December 2010 convertible debenture	62,086	228,914
February 2011 convertible debenture	33,431	123,261
Default penalty on convertible debenture	56,194	207,190
100,000 warrants expiring on April 6, 2012	–	17
75,000 warrants expiring on July 4, 2013	6	346
3,800,000 warrants expiring on July 30, 2015	18,388	160,796

	170,105	720,524

6.

Derivative Liabilities (continued)

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
100,000 warrants expiring on April 6, 2012	125%	0.29%	0%	1.00
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.00
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at January 31, 2013:
December 2010 convertible debenture	276%	0.12%	0%	1.00
February 2011 convertible debenture	276%	0.12%	0%	1.00
Default penalty on convertible debenture	276%	0.12%	0%	1.00
75,000 warrants expiring on July 4, 2013	276%	0.12%	0%	0.42
3,800,000 warrants expiring on July 30, 2015	275%	0.35%	0%	2.50

7.

Common Shares

(a)

On June 23, 2011, the Company issued 145,455 shares of common stock to convert $11,674 (US $12,000) of debentures.

(b)

On June 29, 2011, the Company issued 169,697 shares of common stock to convert $13,792 (US $14,000) of debentures.

(c) On July 11, 2011, the Company issued 230,303 shares of common stock to convert $18,270 (US $19,000) of debentures.

(d) On August 24, 2011, the Company issued 1,600,000 shares of common stock with a fair value of $126,519 (US$128,000) for consulting services.

(e)

As at January 31, 2012, the Company has authorized the issuance of 10,000,000 common shares with a fair value of $225,000 for finance costs, which has been recorded in common stock issuable.

8.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2011	3,800,000	0.005

Issued	175,000	0.15

Balance, January 31, 2012	3,975,000	0.01

Expired	(100,000)	0.15

Balance, January 31, 2013	3,875,000	0.01

8.

Share Purchase Warrants (continued)

As at January 31, 2013, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

3,800,000	0.005	July 30, 2015
75,000	0.15	July 4, 2013

3,875,000

9.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding and exercisable, January 31, 2013, 2012, and 2011	800,000	0.005	2.3	–

Additional information regarding stock options as of January 31, 2013, is as follows:

Number of Options	Exercise Price $	Expiry Date

800,000	0.005	May 25, 2015

10.

Related Party Transactions

(a)

As at January 31, 2013, the Company owed $206,532 (2012 - $155,441) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)

During the year ended January 31, 2013, the Company incurred $30,000 (2012 - $52,684) of management fees to a director of the Company.

(c)

During the year ended January 31, 2013, the Company incurred $nil (2012 - $7,500) of management fees to the President and CEO of the Company.

(d)

During the year ended January 31, 2013, the President and CEO of the Company forgave amounts owing of $7,500 (2012 - $nil), which was been treated as contributed capital and recorded as additional paid-in capital.

11

Income Taxes

The Company has $1,764,427 of non-capital losses carried forward to offset taxable income in future years which expire beginning in fiscal 2028. The income tax benefit differs from the amount computed by applying the Canadian federal and provincial statutory rates to net loss before income taxes for the years ended January 31, 2013 and 2012, respectively, as a result of the following:

	2013 $	2012 $

Net income (loss) before taxes	341,425	1,417,734
Statutory rate	25%	26.5%

Expected tax provision (recovery)	85,356	375,700
Permanent differences and other	(99,087)	(565,432)
Change in enacted rates	–	10,740
Change in valuation allowance	13,731	178,992

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at January 31, 2013 and 2012, after applying enacted corporate income tax rates, are as follows:

	2013 $	2012 $

Non-capital losses carried forward	441,117	427,386
Valuation allowance	(441,117)	(427,386)

Net deferred tax asset	–	–

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

Expiry Date	Non-Capital Loss $

2028	122,578
2029	653,761
2030	77,975
2031	139,450
2032	657,883
2033	112,511

1,764,158

12.

Subsequent Events

On April 26, 2013, the Company issued a convertible debenture with a non-related party for $15,254 (US$15,000).  The debenture is secured by 15,000,000 shares of common stock of the Company, to be delivered to the lender if principal and interest are not repaid on maturity, bears interest at 24% per annum, and matures on April 27, 2014.  The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.001 per share at the discretion of the lender and at any time during the term of this debenture.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2013, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We did not maintain appropriate financial reporting controls – As of January 31, 2013, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2013, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as calculation and recording of fair value of derivative liability. Subsequent to January 31, 2013, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2013 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended January 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Ahmad Doroudian	Director	51	September 17, 2007
Dr. Maziar Badii	Director	44	June 19, 2009
Richard Azani	Director	55	March 30, 2011
Dr. Hamid Doroudian	President, Chief Executive Officer and Secretary	47	August 30, 2011
Moira Ong	Chief Financial Officer	38	December 26, 2010

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

Maziar Badii, MD, FRCP, Director

Dr. Maziar Badii was appointed to our board of directors on June 19, 2009. Dr. Baddii is a specialist in rheumatology, degenerative disc disease, and spinal disorders.

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

From 2010 through 2012, Ms. Ong was also the vice president of finance of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products.

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

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2012 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Hamid Doroudian (1) President, Chief Executive Officer and Secretary	2013 2012	Nil 7,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 7,500
Moira Ong (2) Chief Financial Officer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	5,226 8,275	5,226 8,275
Dr. Ahmad Doroudian (3) Director and Former President, Chief Executive Officer and Secretary	2013 2012	30,000 52,865	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	30,000 52,865

(1)

Dr. Hamid Doroudian was appointed president, chief executive officer and director of our company on August 30, 2011.

(2)

Ms. Ong was appointed chief financial officer on December 26, 2010.

(3)

Dr. Ahmad Doroudian was appointed president, chief executive officer and director of our company on September 17, 2007 and as secretary on March 30, 2011.  Dr. Doroudian resigned as president, chief executive officer and secrtary on August 30, 2011.

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

Stock Options/SAR Grants

The following table provides information about equity and non-equity awards granted to the named executives in 2013:

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

Option Exercises

During our fiscal year ended January 31, 2013 there were no options exercised by our named officers.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 13, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Dr. Ahmad Doroudian 4172 Doncaster Way Vancouver BC V6 1V9	8,059,784 (2) Common	22.5%
Dr. Maziar Badii 3536 SW Marine Drive Vancouver BC V6N 3Z2	500,000 (3) Common	1.4%
Richard Azani 10300 Chemin Cote de Liesse, Lachine, PQ, Canada, H8T 1A3	Nil	0%
Moira Ong 5674 Daffodil Drive West Vancouver, BC V7W 1P3	Nil	0%

Dr. Hamid Doroudian General Stefan Burileanu #2 Bloc 11i, Building 2, Apt. 26 Bucharest, Romania, 014194	Nil	0%
Directors and Officers as a Group(1)	8,559,784 common	23.9%
Penny Green 1820 – 925 West Georgia Street Vancouver BC V6C 3L2	5,704,384 (4)Common	15.9%
Sandra E. Hamman Rue du Jura 60 1180 Rolle, Switzerland	5,000,000 common	14.0%
Dr. Hassan Salari 1517 West 58th Avenue Vancouver BC V6P 1W6	7,165,790(5) common	20.0%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 13, 2013. As of May 13, 2013, there were 35,767,073 shares of our company’s common stock issued and outstanding.

(2)

Includes 2,469,784 shares owned by Dr. Ahmad Doroudian, 2,000,000 shares owned by Khadija Zerouali, the spouse of Dr. Ahmad Doroudian, and 2,000,000 shares owned by Kinwa Pharma International Company Ltd., a company over which Dr. Ahmad Doroudian and Ms. Zerouali have shared voting and investment power and 800,000 options to purchase shares at $0.005 for a period of five years from May 25, 2010 and 500,000 warrants to purchase shares at $0.005 for a period of five years from July 30, 2010.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Dr. Ahmad Doroudian, Dr. Maziar Badii and Richard Azani.

Our audit committee consists of Dr. Ahmad Doroudian and Dr. Maziar Badii.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2013 and for the fiscal year ended January 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2013 $	January 31, 2012 $
Audit Fees	18,000	18,700
Audit Related Fees	Nil	Nil
Tax Fees	5,000	Nil
All Other Fees	Nil	Nil
Total	23,000	18,700

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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: May 16, 2013	/s/ Hamid Doroudian
Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: May 16, 2013	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2013	/s/ Hamid Doroudian
Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: May 16, 2013	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Dated: May 16, 2013	/s/ Ahmad Doroudian
Ahmad Doroudian
Director

Dated: May 16, 2013	/s/ Maziar Madii
Maziar Badii
Director

Dated: May 16, 2013	/s/ Richard Azani
Richard Azani
Director