Form 10-Q
period 2013-04-30
Neurokine Pharmaceuticals Inc.
filed 2013-06-19
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-161157
NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)
British Columbia				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1275 West 6th Avenue, Vancouver, British Columbia, Canada				V6H 1A6
(Address of principal executive offices)				(Zip Code)
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
35,767,073 common shares issued and outstanding as of June 13, 2013.

Table of Contents

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

22

Item 4.

Controls and Procedures

22

PART II – OTHER INFORMATION

23

Item 1.

Legal Proceedings

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Mine Safety Disclosures

23

Item 5.

Other Information

23

Item 6.

Exhibits

23

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim financial statements for the three months ended April 30, 2013 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Financial Statements

(Expressed in Canadian dollars)

Period ended April 30, 2013 (unaudited) and January 31, 2013

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	April 30, 2013 $ (unaudited)	January 31, 2013 $

Assets

Current assets

Cash	15,143	475
Amounts receivable	4,266	4,254

Total current assets	19,409	4,729

Property and equipment (Note 3)	1,214	1,328

Total assets	20,623	6,057

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities	87,959	84,585
Loan payable (Note 4)	30,000	30,000
Due to related parties (Note 10)	221,932	206,532
Convertible debentures, net of unamortized discount of $14,961 and $nil, respectively (Note 5)	191,500	189,473
Derivative liabilities – current portion (Note 6)	126,630	151,717

Total current liabilities	658,021	662,307

Derivative liabilities (Note 6)	8,256	18,388

Total liabilities	666,277	680,695

Nature of operations and continuance of business (Note 1) Subsequent events (Note 11)

Stockholders’ Deficit

Common stock: 200,000,000 shares authorized, without par value 35,767,073 shares issued and outstanding	1,086,148	1,086,148

Common stock issuable (Note 7)	288,000	225,000

Additional paid-in capital	189,586	174,586

Deficit accumulated during the development stage	(2,209,388)	(2,160,372)

Total stockholders’ deficit	(645,654)	(674,638)

Total liabilities and stockholders’ deficit	20,623	6,057

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended April 30, 2013 $	Three Months Ended April 30, 2012 $	Accumulated from June 10, 2002 (Date of Inception) to April 30, 2013 $

Revenue	–	–	–

Expenses

Amortization	114	114	1,062
Consulting fees	–	–	126,519
Foreign exchange loss (gain)	2,186	(1,481)	11,175
General and administrative	2,681	2,315	224,183
Management fees (Note 10)	7,500	15,000	176,661
Professional fees	1,069	19,579	183,448
Research and development	–	–	282,715
Royalties	–	–	500,000

Total expenses	13,550	35,527	1,505,763

Loss from operations	(13,550)	(35,527)	(1,505,763)

Other income (expense)

Accretion of discount on convertible debentures	(39)	(11,118)	(203,027)
Financing costs	(63,000)	–	(369,449)
Gain (loss) on change in fair value of derivative liabilities	35,220	647,079	(37,475)
Interest expense	(7,647)	(6,529)	(93,674)

Total other income (expense)	(35,466)	629,432	(703,625)

Net income (loss)	(49,016)	593,905	(2,209,388)

Net income (loss) per share, basic	–	0.02
Net income (loss) per share, diluted	–	–

Weighted average shares outstanding - basic	35,767,073	35,767,073

Weighted average shares outstanding - diluted	249,875,817	155,230,628

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Three Months Ended April 30, 2013 $	Three Months Ended April 30, 2012 $	Accumulated from June 10, 2002 (Date of Inception) to April 30, 2013 $

Operating activities

Net (loss) income	(49,016)	593,905	(2,209,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	39	11,118	203,027
Amortization	114	114	1,062
Loss (gain) on change in fair value of derivative liabilities	(35,220)	(647,079)	37,475
Shares issued for royalties	–	–	500,000
Shares issued for services	63,000	–	512,919
Stock-based compensation	–	–	61,911
Changes in operating assets and liabilities:
Amounts receivable	(12)	(1,989)	(4,266)
Accounts payable and accrued liabilities	5,363	3,356	139,805
Due to related parties	15,400	12,000	229,432

Net cash used in operating activities	(332)	(28,575)	(528,023)

Investing activities
Purchase of property and equipment	–	–	(2,276)

Net cash used in investing activities	–	–	(2,276)

Financing activities
Proceeds from loan payable	–	–	270,000
Repayment of loan payable	–	–	(150,000)
Proceeds from issuance of convertible debentures	15,000	30,000	117,949
Proceeds from issuance of shares	–	–	307,493

Net cash provided by financing activities	15,000	30,000	545,442

Increase (decrease) in cash	14,668	1,425	15,143

Cash – beginning of period	475	2,061	–

Cash – end of period	15,143	3,486	15,143

Supplemental disclosures:
Interest paid	–	6,529	76,078
Income tax paid	–	–	–

Non-cash investing and financing activities:
Forgiveness of related party debt	–	–	7,500
Shares issued for conversion of debentures	–	–	43,736
Shares issued for settlement of debt	–	–	10,000
Fair value of options and warrants exercised	–	–	5,175

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended April 30, 2013

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2013, the Company has not earned any revenue, has a working capital deficit of $638,612 and an accumulated deficit of $2,209,388. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2013 and January 31, 2013, the Company had no cash equivalents.

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

(i)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at April 30, 2013, the Company has 228,434,587 (January 31, 2013 – 148,529,182) potentially dilutive shares.

(j)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2013 and January 31, 2013, the Company had no items representing comprehensive income or loss.

(k)

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

3.

Property and Equipment

	Cost $	Accumulated amortization $	April 30, 2013 Net carrying value $	January 31, 2012 Net carrying value $

Office furniture and equipment	2,276	1,062	1,214	1,328

4.    Loan Payable

On March 30, 2012, the Company issued a promissory note to a non-related party for $30,000.  The loan is unsecured, bears interest at 24% per annum, and was due on March 30, 2013.  As the loan was defaulted, the Company has included 30,000,000 common shares to be subscribed with a fair value of $63,000 for payment on default.

5.    Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, the Company issued 145,455 common shares to convert $11,674 (US$12,000).  On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000).  As of April 30, 2013, the carrying value of the convertible debenture is $39,293 (US$39,000) (January 31, 2013 - $38,887 (US$39,000)), plus the accrued default penalty of $10,075 (US$10,000) (January 31, 2013 - $9,971 (US$10,000)). As of April 30, 2013, the fair value of the conversion option derivative liability was $80,326 (January 31, 2013 - $84,220).

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000).  As of April 30, 2013, the carrying value of the convertible debenture is $21,193 (US$21,000) (January 31, 2013 - $20,943 (US$21,000)), plus the accrued default penalty of $20,150 (US$20,000) (January 31, 2013 – $19,942 (US$20,000)). As of January 31, 2013, the fair value of the conversion option derivative liability was $46,304 (January 31, 2013 - $67,491).

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

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $100,000.  During the three months ended April 30, 2013, the Company recorded accretion expense of $nil (2012 - $11,118).  As of April 30, 2013, the carrying value of the convertible debenture is $100,750 (US$100,000) (January 31, 2013 - $99,730 (US$100,000)).

(d)

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

As the convertible debt terms include a beneficial conversion feature, the Company accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $15,000.  During the three months ended April 30, 2013, the Company recorded accretion expense of $39 (2012 - $nil).  As of April 30, 2013, the carrying value of the convertible debenture is $39 (US$39) (January 31, 2013 - $nil).

6.

Derivative Liabilities

Derivative liabilities consist of convertible debentures with variable conversion prices and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	April 30, 2013 $	January 31, 2013 $

December 2010 convertible debenture	51,822	62,086
February 2011 convertible debenture	27,904	33,431
Default penalty on convertible debenture	46,904	56,194
75,000 warrants expiring on July 4, 2013	–	6
3,800,000 warrants expiring on July 30, 2015	8,256	18,388

	134,886	170,105

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
100,000 warrants expiring on April 6, 2012	125%	0.29%	0%	1.00
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.00
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at April 30, 2013:
December 2010 convertible debenture	202%	0.05%	0%	0.75
February 2011 convertible debenture	202%	0.05%	0%	0.75
Default penalty on convertible debenture	202%	0.05%	0%	0.75
75,000 warrants expiring on July 4, 2013	202%	0.05%	0%	0.75
3,800,000 warrants expiring on July 30, 2015	330%	0.22%	0%	2.25

7.

Common Shares

During the period ended April 30, 2013, the Company authorized the issuance of 30,000,000 common shares with a fair value of $63,000 for finance costs, which has been recorded in common stock issuable.

8.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2012	3,975,000	0.01

Expired	(100,000)	0.15

Balance, April 30, 2013 and January 31, 2013	3,875,000	0.01

As at April 30, 2013, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

3,800,000	0.005	July 30, 2015
75,000	0.15	July 4, 2013

3,875,000

9.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding and exercisable, April 30, 2013 and January 31, 2013 and 2012	800,000	0.005	2.1	–

Additional information regarding stock options as of April 30, 2013, is as follows:

Number of Options	Exercise Price $	Expiry Date

800,000	0.005	May 25, 2015

10.

Related Party Transactions

(a)

As at April 30, 2013, the Company owed $221,932 (January 31, 2013 - $206,532) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)

During the three months ended April 30, 2013, the Company incurred $7,500 (2012 - $7,500) of management fees to a director of the Company.

11.

Subsequent Events

Subsequent to April 30, 2013, the Company authorized 30,000,000 common shares to be issued as pursuant to default on the promissory note (Note 4).

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

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001 and NK-002, was carried out by Dr. Ahmad Doroudian, our director, Jonathan Willmer, our former chief medical officer and former director, and Dr. Hassan Salari, our former officer and former director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We have relied primarily on three contractors in this regard. The first, Globe Laboratories Inc., is a center for drug research and development founded and controlled by Julian Salari, a former officer and former director of our company, which provides us with expertise in manufacturing certain generic drugs that are the basis of our planned products. The second, Virtus is a South African firm that specializes in the planning and execution of clinical trials and has developed the clinical protocol of NK-001 on our behalf and entered into an agreement with us to conduct that clinical trial. The third, Northern Lipids Inc., assisted us to develop certain liposomal encapsulations for our development of NK-002. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements.

On April 26, 2013, we issued a convertible debenture with a non-related party for $15,254 (US$15,000).  The debenture is secured by 15,000,000 shares of common stock of our company, to be delivered to the lender if principal and interest are not repaid on maturity, bears interest at 24% per annum, and matures on April 27, 2014.  The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.001 per share at the discretion of the lender and at any time during the term of this debenture.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2013, which are included herein.

Our operating results for the three months ended April 30, 2013 and 2012 are summarized as follows:

		Three Months Ended
		April 30,
		2013		2012
Revenue	$	Nil	$	Nil
Amortization		$114		$114
Foreign exchange (gain) loss		$2,186		$(1,481)
General and administrative		$2,681		$2,315
Management fees		$7,500		$15,000
Professional fees		$1,069		$19,579
Total Other (Income) Expense		$35,466		$(629,432)
Net Income (Loss)		$(49,016)		$593,905

For the three months ended April 30, 2013, our net income decreased by $642,921 as compared to the three months ended April 30, 2012.  Our income decreased primarily due to a decrease in accretion of discount on convertible debt and a smaller gain on change in fair value derivative liabilities. Our net loss from inception is $2,209,388.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	January 31,
	2013	2013
Current Assets	$19,409	$4,729
Current Liabilities	$658,021	$662,307
Working Capital (Deficit)	$(638,612)	$(657,578)

Our total current assets as of April 30, 2013 were $19,409 as compared to total current assets of $4,729 as of January 31, 2013. The increase was primarily due to an increase in cash related to additional financing that we received during the period. Our total current liabilities as of April 30, 2013 were $658,021 as compared to total current liabilities of $662,307 as of January 31, 2013. The decrease in current liabilities was attributed to a decrease in derivative liabilities offset by an increase in amounts owed to related parties relating to payment of expenditures incurred on our behalf.

Cash Flows

	Three Months Ended
	April 30,
	2013	2012
Net Cash Provided by (Used) in Operating Activities	$(332)	$(28,575)
Net Cash Provided by (Used) in Financing Activities	$15,000	$30,000
Increase (Decrease) in Cash During the Period	$(14,668)	$1,425

Operating Activities

Cash used by operating activities decreased from $28,575 to $332 due to the fact that we received less financing from convertible debentures during the current year, and the proceeds that were received during the current period had not been spent as at April 30, 2013.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2013 and 2012.

Financing Activities

The decrease in cash provided by financing activities during the three month period ended April 30, 2013 of $15,000 is due to the fact that we received less financing from the issuance of convertible debentures compared to prior year.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2013 and January 31, 2013, our company had no cash equivalents.

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

Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at April 30, 2013, our company has 228,434,587 (January 31, 2013 – 148,529,182) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2013 and January 31, 2013, our company had no items representing comprehensive income or loss.

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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: June 19, 2013	/s/ Hamid Doroudian
Dr. Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: June 19, 2013	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)