Form 10-Q
period 2013-07-31
Neurokine Pharmaceuticals Inc.
filed 2013-09-16
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			July 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-161157
NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)
British Columbia				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1275 West 6th Avenue, Vancouver, British Columbia, Canada				V6H 1A6
(Address of principal executive offices)				(Zip Code)
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
35,767,073 common shares issued and outstanding as of September 16, 2013.

Table of Contents

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

21

Item 4.

Controls and Procedures

21

PART II – OTHER INFORMATION

22

Item 1.

Legal Proceedings

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

Mine Safety Disclosures

22

Item 5.

Other Information

22

Item 6.

Exhibits

23

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim financial statements for the three months ended July 31, 2013 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Financial Statements

(Expressed in Canadian dollars)

Period ended July 31, 2013 (unaudited) and January 31, 2013

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	July 31, 2013 $ (unaudited)	January 31, 2013 $

Assets

Current assets

Cash	961	475
Amounts receivable	4,757	4,254

Total current assets	5,718	4,729

Property and equipment (Note 3)	1,100	1,328

Total assets	6,818	6,057

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities	95,971	84,585
Loan payable (Note 4)	30,000	30,000
Due to related parties (Note 10)	237,660	206,532
Convertible debentures, net of unamortized discount of $13,784 and $nil, respectively (Note 5)	196,705	189,473
Derivative liabilities – current portion (Note 6)	131,378	151,717

Total current liabilities	691,714	662,307

Derivative liabilities (Note 6)	8,960	18,388

Total liabilities	700,674	680,695

Nature of operations and continuance of business (Note 1) Subsequent events (Note 11)

Stockholders’ Deficit

Common stock: 500,000,000 shares authorized, without par value 35,767,073 shares issued and outstanding	1,086,148	1,086,148

Common stock issuable (Note 7)	288,000	225,000

Additional paid-in capital	189,586	174,586

Deficit accumulated during the development stage	(2,257,590)	(2,160,372)

Total stockholders’ deficit	(693,856)	(674,638)

Total liabilities and stockholders’ deficit	6,818	6,057

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended July 31, 2013 $	Three Months Ended July 31, 2012 $	Six Months Ended July 31, 2013 $	Six Months Ended July 31, 2012 $	Accumulated from June 10, 2002 (Date of Inception) to July 31, 2013 $

Revenue	–	–	–	–	–

Expenses

Amortization	114	114	228	228	1,176
Consulting	–	–	–	–	126,519
Foreign exchange loss	5,200	1,517	7,386	36	16,375
General and administrative	12,269	6,758	14,950	9,073	236,452
Management fees (Note 10)	7,500	15,000	15,000	30,000	184,161
Professional fees	7,428	9,725	8,497	29,304	190,876
Research and development	–	–	–	–	282,715
Royalties	–	–	–	–	500,000

Total expenses	32,511	33,114	46,061	68,641	1,538,274

Loss from operations	(32,511)	(33,114)	(46,061)	(68,641)	(1,538,274)

Other income (expense)

Accretion of discount on convertible debentures	(1,177)	(21,423)	(1,216)	(32,541)	(204,204)
Financing costs	–	–	(63,000)	–	(369,449)
Gain (loss) on change in fair value of derivative liabilities	(5,453)	(60,514)	29,767	586,565	(42,928)
Interest expense	(9,061)	(7,864)	(16,708)	(14,393)	(102,735)

Total other income (expense)	(15,691)	(89,801)	(51,157)	539,631	(719,316)

Net income (loss)	(48,202)	(122,915)	(97,218)	470,990	(2,257,590)

Net income (loss) per share, basic	–	–	–	0.01
Net income (loss) per share, diluted	–	–	–	–

Weighted average shares outstanding - basic	35,767,073	35,767,073	35,767,073	35,767,073
Weighted average shares outstanding - diluted	260,762,361	167,694,183	260,762,361	167,694,183

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Six Months Ended July 31, 2013 $	Six Months Ended July 31, 2012 $	Accumulated from June 10, 2002 (Date of Inception) to July 31, 2013 $

Operating activities

Net income (loss)	(97,218)	470,990	(2,257,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	1,216	32,541	204,204
Amortization	228	228	1,176
Loss (gain) on change in fair value of derivative liabilities	(29,797)	(586,565)	42,928
Shares issued for royalties	–	–	500,000
Shares issued for services	63,000	–	512,919
Stock-based compensation	–	–	61,911
Changes in operating assets and liabilities:
Amounts receivable	(503)	(3,321)	(4,757)
Accounts payable and accrued liabilities	11,386	17,212	145,828
Due to related parties	31,128	38,693	245,160

Net cash used in operating activities	(20,530)	(30,222)	(548,221)

Investing activities
Purchase of property and equipment	–	–	(2,276)

Net cash used in investing activities	–	–	(2,276)

Financing activities
Proceeds from loan payable	–	30,000	270,000
Repayment of loan payable	–	–	(150,000)
Proceeds from issuance of convertible debentures	15,254	–	118,203
Proceeds from issuance of shares	–	–	307,493

Net cash provided by financing activities	15,254	30,000	545,696

Effect of foreign exchange	5,762	–	5,762

Increase (decrease) in cash	486	(222)	961

Cash – beginning of period	475	2,061	–

Cash – end of period	961	1,839	961

Supplemental disclosures:
Interest paid	–	6,529	76,078
Income tax paid	–	–	–

Non-cash investing and financing activities:
Forgiveness of related party debt	–	–	7,500
Shares issued for conversion of debentures	–	–	43,736
Shares issued for settlement of debt	–	–	10,000
Fair value of options and warrants exercised	–	–	5,175

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended July 31, 2013

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2013, the Company has not earned any revenue, has a working capital deficit of $685,996 and an accumulated deficit of $2,257,590. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31 and January 31, 2013, the Company had no cash equivalents.

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

(i)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2013, the Company has 224,995,288 (January 31, 2013 – 148,529,182) potentially dilutive shares.

(j)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at July 31 and January 31, 2013, the Company had no items representing comprehensive income or loss.

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

3.

Property and Equipment

	Cost $	Accumulated amortization $	July 31, 2013 Net carrying value $	January 31, 2013 Net carrying value $

Office furniture and equipment	2,276	1,176	1,100	1,328

4.    Loan Payable

On March 30, 2012, the Company issued a promissory note to a non-related party for $30,000.  The loan is unsecured, bears interest at 24% per annum, and was due on March 30, 2013.  Upon default of the loan, the Company was required to issue 30,000,000 common shares with a fair value of $63,000, as a penalty for non-payment. The penalty shares have not been issued, and are recorded as common stock issuable.

5.    Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, the Company issued 145,455 common shares to convert $11,674 (US$12,000).  On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000).  As of July 31, 2013, the carrying value of the convertible debenture is $40,120 (US$39,000) (January 31, 2013 - $38,887 (US$39,000)), plus the accrued default penalty of $20,574 (US$20,000) (January 31, 2013 – $19,942 (US$20,000)). As of July 31, 2013, the fair value of the conversion option derivative liability was $83,338 (January 31, 2013 - $84,220).

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000).  As of July 31, 2013, the carrying value of the convertible debenture is $21,603 (US$21,000) (January 31, 2013 - $20,943 (US$21,000)), plus the accrued default penalty of $10,287 (US$10,000) (January 31, 2013 - $9,971 (US$10,000)). As of July 31, 2013, the fair value of the conversion option derivative liability was $48,040 (January 31, 2013 - $67,491).

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

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $100,000.  During the six months ended July 31, 2013, the Company recorded accretion expense of $nil (2012 - $32,541).  As of July 31, 2013, the carrying value of the convertible debenture is $102,870 (US$100,000) (January 31, 2013 - $99,730 (US$100,000)).

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

As the convertible debt terms include a beneficial conversion feature, the Company accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $15,000.  During the six months ended July 31, 2013, the Company recorded accretion expense of $1,216 (2012 - $nil).  As of July 31, 2013, the carrying value of the convertible debenture is $1,251 (US$1,216) (January 31, 2013 - $nil).

6.

Derivative Liabilities

Derivative liabilities consist of convertible debentures with variable conversion prices and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	July 31, 2013 $ (unaudited)	January 31, 2013 $

December 2010 convertible debenture	53,765	62,086
February 2011 convertible debenture	28,950	33,431
Default penalty on convertible debenture	48,663	56,194
75,000 warrants expiring on July 4, 2013	–	6
3,800,000 warrants expiring on July 30, 2015	8,960	18,388

	140,338	170,105

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.00
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at April 30, 2013:
December 2010 convertible debenture	257%	0.08%	0%	0.50
February 2011 convertible debenture	257%	0.08%	0%	0.50
Default penalty on convertible debenture	257%	0.08%	0%	0.50
3,800,000 warrants expiring on July 30, 2015	453%	0.31%	0%	2.00

7.

Common Shares

During the period ended July 31, 2013, the Company authorized the issuance of 30,000,000 common shares with a fair value of $63,000 for finance costs, which has been recorded in common stock issuable. Refer to Note 4.

8.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price (US $)

Balance, January 31, 2012	3,975,000	0.01

Expired	(100,000)	0.15

Balance, January 31, 2013	3,875,000	0.01

Expired	(75,000)	0.15

Balance, July, 31, 2013 (unaudited)	3,800,000	0.01

As at July 31, 2013, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

3,800,000	0.005	July 30, 2015

9.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding and exercisable, July 31, 2013 and January 31, 2013 and 2012	800,000	0.005	1.82	–

Additional information regarding stock options as of July 31, 2013, is as follows:

Number of Options	Exercise Price $	Expiry Date

800,000	0.005	May 25, 2015

10.

Related Party Transactions

(a)

As at July 31, 2013, the Company owed $237,660 (January 31, 2013 - $206,532) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)

During the six months ended July 31, 2013, the Company incurred $15,000 (2012 - $30,000) of management fees to directors and officers of the Company.

11.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2013, which are included herein.

Our operating results for the three and six months ended July 31, 2013 and 2012 are summarized as follows:

		Three Months Ended				Six Months Ended
		July 31,				July 31,
		2013		2012		2013		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Amortization		$114		$114		$228		$228
Foreign exchange (gain) loss		$5,200		$1,517		$7,386		$36
General and administrative		$12,269		$6,758		$14,950		$9,073
Management fees		$7,500		$15,000		$15,000		$30,000
Professional fees		$7,428		$9,725		$8,497		$29,304
Research and development	$	Nil	$	Nil	$	Nil	$	Nil
Total Other (Income) Expenses		$15,691		$89,801		$51,157		$(539,631)
Net Income (Loss)		$(48,202)		$(122,915)		$(97,218)		$470,990

For the three months ended July 31, 2013, our net loss decreased by $74,713 as compared to the three months ended July 31, 2012.  For the six months ended July 31, 2013, our net loss decreased by $568,208 as compared to the six months ended July 31, 2012. Our income decreased primarily due to lower management fees and professional fees due to the limited operations and activity of our company, as well as a smaller impact on the change in fair value of the derivative liability. Our net loss from inception is $2,257,590.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	January 31,
	2013	2013
Current Assets	$5,718	$4,729
Current Liabilities	$691,714	$662,307
Working Capital (Deficit)	$(685,996)	$(657,578)

Our total current assets as of July 31, 2013 were $5,718 as compared to total current assets of $4,729 as of January 31, 2013. The increase was primarily due to increase in excise tax receivable from the government of Canada. Our total current liabilities as of July 31, 2013 were $691,714 as compared to total current liabilities of $662,307 as of January 31, 2013. The increase in current liabilities was attributed to an increase in accounts payable and amounts due to related parties as our company has limited amounts of cash flow to satisfy outstanding obligations.

Cash Flows

	Six Months Ended
	July 31,
	2013	2012
Net Cash Used in Operating Activities	$(20,530)	$(30,222)
Net Cash Provided By Financing Activities	$15,254	$30,000
Effect of foreign exchange	$5,762	$–
Increase (Decrease) in Cash During the Period	$486	$(222)

Operating Activities

During the six months ended July 31, 2013, our cash used for operating activities decreased from $30,222 to $20,530.  The decrease in cash used for operating activities was due to limited amounts of cash flows raised by financing activities during the year.

Investing Activities

We did not have any investing activities during the six months ended July 31, 2013 and 2012.

Financing Activities

During the six months ended July 31, 2013, we received $15,254 in cash from financing activities relating to the issuance of a convertible debenture compared with proceeds of $30,000 during the six months ended July 31, 2012 from the issuance of a loan payable.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31, and January 31, 2013, our company had no cash equivalents.

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

Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2013, our company has 224,995,288 (January 31, 2013 – 148,529,182) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at July 31, and January 31, 2013, our company had no items representing comprehensive income or loss.

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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: September 16, 2013	/s/ Dr. Hamid Doroudian
Dr. Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: September 16, 2013	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)