Form 10-Q
period 2013-10-31
Neurokine Pharmaceuticals Inc.
filed 2013-12-16
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2013 or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			________________________	to	________________________
Commission File Number			333-161157

NEUROKINE PHARMACEUTICALS INC. (Exact name of registrant as specified in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)				N/A (IRS Employer Identification No.)

1275 West 6th Avenue, Vancouver, British Columbia, Canada (Address of principal executive offices)				V6H 1A6 (Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] YES [X] NO

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
70,767,073 common shares issued and outstanding as of December 16, 2013.

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

22

Item 4.

Controls and Procedures

22

PART II – OTHER INFORMATION

23

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Mine Safety Disclosures

23

Item 5.

Other Information

23

Item 6.

Exhibits

23

SIGNATURES

25

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim financial statements for the three and nine months ended October 31, 2013 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Financial Statements

(Expressed in Canadian dollars)

Period ended October 31, 2013 (unaudited) and January 31, 2013

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	October 31, 2013 $ (unaudited)	January 31, 2013 $
Assets
Current assets
Cash	8,322	475
Amounts receivable	5,010	4,254

Total current assets	13,332	4,729
Property and equipment (Note 3)	986	1,328
Total assets	14,318	6,057
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	104,841	84,585
Loans payable (Note 4)	40,427	30,000
Due to related parties (Note 10)	218,220	206,532
Convertible debentures, net of unamortized discount of $11,549 and $nil, respectively (Note 5)	201,711	189,473
Derivative liabilities – current portion (Note 6)	152,190	151,717
Total current liabilities	717,389	662,307
Derivative liabilities (Note 6)	67,318	18,388
Total liabilities	784,707	680,695
Nature of operations and continuance of business (Note 1) Subsequent events (Note 11)
Stockholders’ Deficit
Common stock: 500,000,000 shares authorized, without par value 70,767,073 and 35,767,073 shares issued and outstanding, respectively	1,611,148	1,086,148
Common stock issuable (Note 7)	288,000	225,000
Additional paid-in capital	189,586	174,586
Deficit accumulated during the development stage	(2,859,123)	(2,160,372)
Total stockholders’ deficit	(770,389)	(674,638)
Total liabilities and stockholders’ deficit	14,318	6,057

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended October 31, 2013 $	Three Months Ended October 31, 2012 $	Nine Months Ended October 31, 2013 $	Nine Months Ended October 31, 2012 $	Accumulated from June 10, 2002 (Date of Inception) to October 31, 2013 $
Revenue	-	-	-	-	-
Expenses

Amortization	113	113	342	342	1,290
Consulting	-	-	-	-	126,519
Foreign exchange loss (gain)	4,014	(393)	11,399	(357)	20,388
General and administrative	5,017	5,051	19,967	14,123	241,469
Management fees (Note 10)	7,500	15,000	22,500	45,000	191,661
Professional fees	4,437	4,811	12,934	34,115	195,313
Research and development	-	-	-	-	282,715
Royalties	-	-	-	-	500,000
Total expenses	21,081	24,582	67,142	93,223	1,559,355

Loss from operations	(21,081)	(24,582)	(67,142)	(93,223)	(1,559,355)

Other income (expense)
Accretion of discount on convertible debentures	(2,235)	(40,697)	(3,451)	(73,238)	(206,439)
Financing costs	-	-	(63,000)	-	(369,449)
Gain (loss) on change in fair value of derivative liabilities	(79,170)	12,493	(49,403)	599,058	(122,098)
Loss on settlement of debt (Note 7)	(490,000)	-	(490,000)	-	(490,000)
Interest expense	(9,047)	(7,865)	(25,755)	(22,258)	(111,782)

Total other income (expense)	(580,452)	(36,069)	(631,609)	503,562	(1,299,768)

Net income (loss)	(601,533)	(60,651)	(698,751)	410,339	(2,859,123)

Net income (loss) per share, basic	-	-	(0.01)	0.01
Net income (loss) per share, diluted	-	-	-	-

Weighted average shares outstanding - basic	49,843,160	35,767,073	40,510,663	35,767,073
Weighted average shares outstanding - diluted	234,411,084	167,694,183	225,078,587	167,694,183

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Nine Months Ended October 31, 2013 $	Nine Months Ended October 31, 2012 $	Accumulated from June 10, 2002 (Date of Inception) to October 31, 2013 $

Operating activities

Net income (loss)	(698,751)	410,339	(2,859,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	3,451	73,238	206,439
Amortization	342	342	1,290
Loss (gain) on change in fair value of derivative liabilities	49,403	(599,058)	122,098
Loss on settlement of debt	490,000	-	490,000
Shares issued for royalties	-	-	500,000
Shares issued for services	63,000	-	512,919
Stock-based compensation	-	-	61,911
Changes in operating assets and liabilities:
Amounts receivable	(756)	(3,887)	(5,010)
Accounts payable and accrued liabilities	20,256	31,309	154,698
Due to related parties	46,688	56,950	260,720

Net cash used in operating activities	(26,367)	(30,767)	(554,058)

Investing activities
Purchase of property and equipment	-	-	(2,276)

Net cash used in investing activities	-	-	(2,276)

Financing activities
Proceeds from loan payable	10,000	30,000	280,000
Repayment of loan payable	-	-	(150,000)
Proceeds from issuance of convertible debentures	15,000	-	117,949
Proceeds from issuance of shares	-	-	307,493

Net cash provided by financing activities	25,000	30,000	555,442

Effect of foreign exchange	(9,214)	-	(9,214)

Increase (decrease) in cash	7,847	(767)	8,322

Cash – beginning of period	475	2,061	-

Cash – end of period	8,322	1,294	8,322

Supplemental disclosures:
Interest paid	-	14,393	76,078
Income tax paid	-	-	-

Non-cash investing and financing activities:
Forgiveness of related party debt	-	-	7,500
Shares issued for conversion of debentures	-	-	43,736
Shares issued for settlement of debt	525,000	-	535,000
Fair value of options and warrants exercised	-	-	5,175

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period ended October 31, 2013

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2013, the Company has not earned any revenue, has a working capital deficit of $704,057 and an accumulated deficit of $2,859,123. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31 and January 31, 2013, the Company had no cash equivalents.

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

(i)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At October 31, 2013, the Company has 184,567,924 (January 31, 2013 – 148,529,182) potentially dilutive shares.

(j)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at October 31 and January 31, 2013, the Company had no items representing comprehensive income or loss.

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, amounts due to related parties, loans payable, and convertible debentures. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and derivative liabilities is determined based on “Level 2” inputs, as determined by observable market data. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

3.

Property and Equipment

	Cost $	Accumulated amortization $	October 31, 2013 Net carrying value $	January 31, 2013 Net carrying value $

Office furniture and equipment	2,276	1,290	986	1,328

4.

Loans Payable

(a)

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

(b)

On September 19, 2013, the Company issued a promissory note to a non-related party for $10,427 (US$10,000). The loan is unsecured, bears interest at 24% per annum, and is due on September 18, 2014. In the event of default of the loan, the Company will be required to issue 10,000,000 common shares, as a penalty for non-payment.

5.    Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, the Company issued 145,455 common shares to convert $11,674 (US$12,000).  On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000).  As of October 31, 2013, the carrying value of the convertible debenture is $40,665 (US$39,000) (January 31, 2013 - $38,887 (US$39,000)), plus the accrued default penalty of $20,854 (US$20,000) (January 31, 2013 – $19,942 (US$20,000)). As of October 31, 2013, the fair value of the conversion option derivative liability was $96,540 (January 31, 2013 - $84,220).

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000).  As of October 31, 2013, the carrying value of the convertible debenture is $21,897 (US$21,000) (January 31, 2013 - $20,943 (US$21,000)), plus the accrued default penalty of $10,427 (US$10,000) (January 31, 2013 - $9,971 (US$10,000)). As of October 31, 2013, the fair value of the conversion option derivative liability was $55,650 (January 31, 2013 - $67,491).

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

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $100,000.  During the nine months ended October 31, 2013, the Company recorded accretion expense of $nil (2012 - $32,541).  As of October 31, 2013, the carrying value of the convertible debenture is $104,270 (US$100,000) (January 31, 2013 - $99,730 (US$100,000)).

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

As the convertible debt terms include a beneficial conversion feature, the Company accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $15,000.  During the nine months ended October 31, 2013, the Company recorded accretion expense of $3,451 (2012 - $nil).  As of October 31, 2013, the carrying value of the convertible debenture is $3,598 (US$3,451) (January 31, 2013 - $nil).

6.

Derivative Liabilities

Derivative liabilities consist of convertible debentures with variable conversion prices and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	October 31, 2013 $ (unaudited)	January 31, 2013 $
December 2010 convertible debenture	62,282	62,086
February 2011 convertible debenture	33,536	33,431
Default penalty on convertible debentures	56,372	56,194
75,000 warrants expiring on July 4, 2013	-	6
3,800,000 warrants expiring on July 30, 2015	67,318	18,388
	219,508	170,105

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.00
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at October 31, 2013:
December 2010 convertible debenture	348%	0.04%	0%	0.25
February 2011 convertible debenture	348%	0.04%	0%	0.25
Default penalty on convertible debenture	348%	0.04%	0%	0.25
3,800,000 warrants expiring on July 30, 2015	492%	0.25%	0%	1.75

7.

Common Shares

(a)

During the period ended October 31, 2013, the Company authorized the issuance of 30,000,000 common shares with a fair value of $63,000 for finance costs, which has been recorded in common stock issuable. Refer to Note 4(a).

(b)

On September 26, 2013, the Company issued 35,000,000 common shares with a fair value of $525,000 to settle an amount due to the President and CEO of the Company with a book value of $35,000, resulting in a loss on settlement of debt of $490,000.

8.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price (US$)
Balance, January 31, 2012	3,975,000	0.01
Expired	(100,000)	0.15
Balance, January 31, 2013	3,875,000	0.01
Expired	(75,000)	0.15
Balance, October, 31, 2013	3,800,000	0.01

As at October 31, 2013, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date
3,800,000	0.005	July 30, 2015

9.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)
Outstanding and exercisable, October 31 and January 31, 2013	800,000	0.005	1.56	-

Additional information regarding stock options as of October 31, 2013, is as follows:

Number of Options	Exercise Price $	Expiry Date
800,000	0.005	May 25, 2015

10.

Related Party Transactions

(a)

On September 24, 2013, the Company issued 35,000,000 common shares with a fair value of $525,000 to settle an amount due to the President and CEO of the Company with a book value of $35,000, resulting in a loss on settlement of debt of $490,000.

(b)

During the nine months ended October 31, 2013, the Company incurred $22,500 (2012 - $30,000) of management fees to directors and officers of the Company.

(c)

As at October 31, 2013, the Company owed $218,221 (January 31, 2013 - $206,532) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

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

On September 26, 2013, we entered into a debt settlement subscription agreement with a director of our company, Ahmad Doroudian. Pursuant to the agreement our board of directors authorized the issuance to Dr. Doroudian of 35,000,000 shares in our common stock at the price of $0.001 per share.  The securities were issued in full settlement of $35,000 in debt payable on demand to Dr. Doroudian in respect of cash advances made by him to our company.  As a result of the transaction Dr. Doroudian owns or beneficial owns the aggregate of 43,059,784 shares of our common stock which constitutes approximately 60% of our issued and outstanding voting securities as at the date of this report.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2013, which are included herein.

Our operating results for the three and nine months ended October 31, 2013 and 2012 are summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenue	$ -	$ -	$ -	$ -
Amortization	$ 113	$ 113	$ 342	$ 342
Foreign exchange (gain) loss	$ 4,014	$ (393)	$ 11,399	$ (357)
General and administrative	$ 5,017	$ 5,051	$ 19,967	$ 14,123
Management fees	$ 7,500	$ 15,000	$ 22,500	$ 45,000
Professional fees	$ 4,437	$ 4,811	$ 12,934	$ 34,115
Research and development	$ -	$ -	$ -	$ -
Total Other (Income) Expenses	$ 580,452	$ 36,069	$ 631,609	$ (503,562
Net Income (Loss)	$ (601,533)	$ (60,651)	$ (698,751)	$ 410,339

For the three months ended October 31, 2013, our net loss increased by $540,882 as compared to the three months ended October 31, 2012. For the nine months ended October 31, 2013, our net loss increased by $1,109,090 as compared to the nine months ended October 31, 2012. Our net loss increased primarily due to losses incurred on the change in fair value of our derivative liabilities and settlement of debt as well as financing fees of $63,000 incurred during the nine months ended October 31, 2013.  Our net loss from inception is $2,859,123.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	January 31,
	2013	2013
Current Assets	$ 13,332	$ 4,729
Current Liabilities	$ 717,389	$ 662,307
Working Capital (Deficit)	$ (704,057)	$ (657,578)

Our total current assets as of October 31, 2013 were $13,332 as compared to total current assets of $4,729 as of January 31, 2013. The increase was primarily due to proceeds from a loan payable received during the period. Our total current liabilities as of October 31, 2013 were $717,389 as compared to total current liabilities of $662,307 as of January 31, 2013. The increase in current liabilities was attributed to an increase in accounts payable and amounts due to related parties as our company has limited amounts of cash flow to satisfy outstanding obligations.  As well, there was an increase in loan payable and convertible debentures.

Cash Flows

Nine Months Ended
October 31,
	2013	2012
Net Cash Used in Operating Activities	$ (26,367)	$ (30,767)
Net Cash Provided By Financing Activities	$ 25,000	$ 30,000
Effect of Foreign Exchange	$ (9,214)	$ -
Increase (Decrease) in Cash During the Period	$ 7,847	$ (767)

Operating Activities

During the nine months ended October 31, 2013, our cash used for operating activities decreased from $30,767 to $26,367. The decrease in cash used for operating activities was due to a decrease in professional fees incurred and limited amounts of cash flows raised by financing activities during the period.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2013 and 2012.

Financing Activities

During the nine months ended October 31, 2013, we received $25,000 in cash from financing activities relating to the issuance of a loan payable and a convertible debenture compared with proceeds of $30,000 during the nine months ended October 31, 2012 from the issuance of a loan payable.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, valuation of convertible debentures, assumptions used to determine the fair value of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31, and January 31, 2013, our company had no cash equivalents.

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

Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At October 31, 2013, our company has 184,657,924 (January 31, 2013 – 148,529,182) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, and January 31, 2013, our company had no items representing comprehensive income or loss.

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

Our company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, amounts due to related parties, and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and derivative liabilities is determined based on “Level 2” inputs, as determined by observable market data. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures our president (our principal executive officer) and our chief financial officer (principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Item 1A.

Risk Factors

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 26, 2013, we entered into a debt settlement subscription agreement with a director of our company, Ahmad Doroudian. Pursuant to the agreement our board of directors authorized the issuance to Dr. Doroudian of 35,000,000 shares in our common stock at the price of $0.001 per share.  The securities were issued in full settlement of $35,000 in debt payable on demand to Dr. Doroudian in respect of cash advances made by him to our company.  The securities issued to Dr. Doroudian were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference from our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference from our Form 8-K filed on August 12, 2010)
10.7*	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian

(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong
101**	Interactive Data Files
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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: December 16, 2013	/s/ Dr. Hamid Doroudian
Dr. Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: December 16, 2013	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)