Form 10-K
period 2014-01-31
Neurokine Pharmaceuticals Inc.
filed 2014-05-16
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  January 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2013 was $9,285.68 based on a $0.0023 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

100,767,073 common shares as of May 13, 2014.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Neurokine Pharmaceuticals Inc., unless otherwise indicated.

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

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001and NK-002, was carried out by Dr. Ahmad Doroudian, our director, Jonathan Willmer, our former chief medical officer and former director, and Dr. Hassan Salari, our former officer and director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements. We have not carried on any research and development activities since January 2009 and our ability to continue our research and development activities depends on securing additional financing.

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

Product
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $500,000 Estimated Completion Date: Unknown
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $1,355,000 Estimated Completion Date: Unknown	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

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

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001 and NK-002, was carried out by Dr. Ahmad Doroudian, our director, Jonathan Willmer, our former chief medical officer and former director, and Dr. Hassan Salari, our former officer and director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We have relied primarily on three contractors in this regard. The first, Globe Laboratories Inc., is a center for drug research and development founded and controlled by Julian Salari, a former officer and director of our company, that provides us with expertise in manufacturing certain generic drugs that are the basis of our planned products. The second, Virtus, is a South African firm that specializes in the planning and execution of clinical trials and has developed the clinical protocol of NK-001 on our behalf and entered into an agreement with us to conduct that clinical trial. The third, Northern Lipids Inc., assisted us to develop certain liposomal encapsulations for our development of NK-002. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements.

Our Strategy: A Focus on Drug Re-Profiling Complimented by Strategic New Drug Development

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

Our study will involve identifying 50 otherwise healthy individuals undergoing heart bypass surgery, performing pre-surgery cognitive assessment, administering NK-001 (Etanercept) pre- and post-surgery and six months of follow up. We anticipate that we will begin our trial 6 months after the completion of the required financing estimated at $1,350,000.

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

•

psoriatic arthritis (2002);

•

ankylosing spondylitis (July 2003); and

•

moderate to severe plaque psoriasis (April 2004).

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

Our management believes that there is currently no promising drug on the market for the treatment of Alzheimer’s disease. Although understanding of the disease in the medical community is not conclusive, over 1,000 scientific articles on Alzheimer’s disease identify it as an autoimmune condition. To that effect, anti-inflammatory drugs have been tested in treating Alzheimer’s disease with promising results, although a significant lack of progress in the application of anti-inflammatory drugs in the treatment of the disease has been attributed to poor brain penetration due to the blood-brain barrier. NK-002 promises to overcome this obstacle.

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

Of our current planned products, only NK-002 will require us to undertake pre-clinical trials. Subject to our ability to obtain adequate financing, we anticipate completing pre-clinical trials of NK-002 at a cost of approximately $500,000 over a period of 12 months. It is our goal to begin pre-clinical trials of NK-002 4 months after the completion of the required financing; however we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do. We do not anticipate requiring pre-clinical trials of NK-001 because equivalent trials of Etanercept, the drug underlying NK-001, have already been successfully completed by third parties.

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

All of our planned products must undergo Phase II clinical trials. Completion of these trials is subject to our ability to obtain adequate financing,

We anticipate completing our Phase II trial of NK-001 at a cost of approximately $1,355,000 over a 12 month period. It is our goal to begin our trial 6 months after the completion of the required financing; however, we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do. The trial protocol for our Phase II trial is complete and has received full regulatory approval.

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

Markets for our Planned Products

NK-001

We anticipate that our study of NK-001 in post-CABG patients will, if successful, generate a market for the drug as well as provide data that may lead to applying the drug in the treatment of other diseases such as Alzheimer’s disease. Heart bypass surgery has become a standard method of treatment and has become one of the most commonly performed “open heart” operations in the United States. An estimated 800,000 patients throughout the world undergo heart bypass surgery every year and about 650,000 of those patients are located in the United States (Selnes, Goldsbrough, Borowicz and McKhann: Neurobehavioral Sequelae of Cardiopulmonary Bypass (The Lancet, Vol. 353, May 8, 1999)).

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

Research and Development

We have spent $nil on research and development expenses for the last two fiscal years. From our inception on June 10, 2002 to January 31, 2014 we spent $282,715 on research and development activities. We anticipate that we will incur approximately $1.4 million in research and development expenses over the next 12 months; however this may change if we are unsuccessful in obtaining sufficient additional financing.

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

Employees and Consultants

As of May 13, 2014, we did not have any full-time or part-time employees. We currently engage independent contractors in the areas of accounting, legal and auditing services. We plan to engage independent contractors in the areas of clinical trial data management.

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

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2014 we had not earned any revenues and had an accumulated deficit of $2,914,247. We anticipate that we will incur increased expenses without realizing sufficient revenues (if any) to offset those expenses and we therefore expect to incur significant losses for the foreseeable future. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our auditor has indicated in our financial statements that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

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

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. We experienced a net loss of $753,875 for the year ended January 31, 2014, compared to a net income of $341,425 for the year ended January 31, 2013 and an accumulated net loss of $2,914,247 from our inception on June 10, 2002 to January 31, 2014. We expect to incur substantial and increasing losses for the foreseeable future as we develop, seek regulatory approval for and commercialize our product candidates and pursue our other research and development activities. If our flagship product NK-001 is not successful in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize NK-001 or any of our other product candidates. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We will require substantial funds to research, develop, test and protect our product candidates, and to manufacture and market any such candidates that may be approved for commercial sale. Based on our current cash levels, we do not have sufficient cash to meet our planned day-to-day operating needs through January 2015, including our planned research and development activities. We raised approximately $-0- through a private placements during the year ended January 31, 2014 and $27,845 from the issuance of a convertible debenture. Based on our planned research and development activities, we anticipate that we will require additional funds of approximately $40,000 to meet our planned day-to-day operating needs for the next 12 months. If we do not raise sufficient funds, our plan of operation will be delayed until such time as we raise sufficient funds, provided we are able to do so. Further, the cost of carrying out our operating activities and research and development activities is not fixed, and our cash levels may at any time prove to be insufficient to finance them. Our financing needs may change substantially because a number of factors which are difficult to predict or which may be outside of our control. These include increased competition, the costs of licensing existing drugs and protecting rights to our proprietary technology, the resources required to complete pre-clinical and clinical studies, and the length and results of the regulatory approval process.

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

If our research and development projects are not completed in a timely fashion (by the end of December 2014), our company could experience:

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

You may face significant restrictions on the resale of your shares due to state “blue sky” laws

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
January 31, 2014	$0.017	$0.0021
October 31, 2013	$0.02	$0.0023
July 31, 2013	$0.0023	$0.0023
April 30, 2013	$0.005	$0.002
January 31, 2013	$0.01	$0.005
October 31, 2012	$0.012	$0.01
July 31, 2012	$0.04	$0.01
April 30, 2012	$0.08	$0.01
January 31, 2012	$0.045	$0.012

(1)

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 13, 2014, there were approximately 38 holders of record of our common stock. As of such date, 73,267,073 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2014.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of May 13, 2014, we had outstanding options to purchase 800,000 shares of our common stock at $0.005 exercisable until May 25, 2015. As of May 13, 2014, we had outstanding warrants to purchase 3,800,000 shares of our common stock at $0.005 per stock expiring on July 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2014.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2014 and January 31, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 30 of this annual report.

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

Results of Operations

For the Year Ending January 31, 2014 and 2013

		Year Ended
		January 31,
		2014		2013
Revenue	$	Nil	$	Nil
Operating expenses		$76,887		$88,893
Accretion of discounts on convertible debentures		$7,696		$95,759
Financing costs		$63,000	$	Nil
Loss (gain) on change in fair value derivative		$58,661		$(550,419)
Interest expense		$35,131		$24,342
Net income (loss)		$(753,875)		$341,425

Expenses

Our operating expenses for our years ended January 31, 2014 and 2013 are outlined in the table below:

		Year Ended
		January 31,
		2014		2013
Depreciation and amortization		$455		$455
Consulting	$	Nil	$	Nil
Foreign exchange loss (gain)		$31,029		$(799)
General and administrative		$25,436		$18,341
Management fees	$	Nil		$30,000
Professional fees		$19,967		$40,896
Research and development	$	Nil	$	Nil

Operating expenses for year ended January 31, 2014 decreased by 13.5% as compared to the comparative period in 2013 primarily as a result of difficulty in obtaining financing during the current year.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At
	January 31,	January 31,
	2014	2013
Current Assets	$ 6,295	$ 4,729
Current Liabilities	$ 728,915	$ 662,307
Working Capital (Deficit)	$ (722,620)	$ (657,578)

Cash Flows
	Year Ended	Year Ended
	January 31,	January 31,
	2014	2013
Net Cash used in Operating Activities	$ (27,276)	$ (31,586)
Net Cash used in Investing Activities	$ -	$ -
Net Cash Provided by Financing Activities	$ 27,845	$ 30,000
Increase (Decrease) in Cash During the Period	$ (569)	$ (1,586)

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
737,200

Based on our planned expenditures, we will require additional funds of approximately $736,156 (a total of $737,200 less our cash of approximately $1,044 as of January 31, 2014) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Product
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted

Product
Anticipated Steps	NK-001	NK-002
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $500,000 Estimated Completion Date: Not known
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $1,355,000 Estimated Completion Date: Not known	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

We did not commence clinical trials of NK001 and NK002 during 2014 and 2013 due to insufficient cash. We are seeking to raise funds to continue testing and development.

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

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at January 31, 2014, our company has 213,434,587 (2013 – 148,529,182) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2014 and 2013, our company had no items representing comprehensive income or loss.

Research and Development Costs

Research costs are expensed in the period that they are incurred.

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2014 and 2013, our company did not have any amounts recorded pertaining to uncertain tax positions.

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

Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2014 and 2013, there were no charges for interest or penalties.

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

Years ended January 31, 2014 and 2013

(Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Neurokine Pharmaceuticals Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Neurokine Pharmaceuticals Inc. (A Development Stage Company) as of January 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2014, and the results of its operations and its cash flows for the year then, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit of $722,620, and has incurred operating losses since inception of $2,914,247. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler Gibb, LLC

May 16, 2014

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

May 15, 2013

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	January 31, 2014 $	January 31, 2013 $

Assets
Current assets
Cash	1,044	475
Other receivable	5,251	4,254
Total current assets	6,295	4,729
Property and equipment (Note 3)	872	1,328
Total assets	7,167	6,057

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	35,373	84,585
Loan payable (Note 4)	55,306	30,000
Due to related parties (Note 10)	151,384	206,532
Convertible debentures, net of unamortized discount of $7,304 and $nil, respectively (Note 5)	286,852	189,473
Derivative liabilities – current portion (Note 6)	200,000	151,717
Total current liabilities	728,915	662,307
Derivative liabilities (Note 6)	28,765	18,388
Total liabilities	757,680	680,695
Nature of operations and continuance of business (Note 1) Subsequent events (Note 12)
Stockholders’ Deficit
Common stock: 500,000,000 shares authorized, par value of $0.001 100,767,073 and 35,767,073 shares issued and outstanding, respectively	1,151,148	1,086,148
Common stock issuable (Note 7)	225,000	225,000
Additional paid-in capital (Note 10)	787,586	174,586
Deficit accumulated during the development stage	(2,914,247)	(2,160,372)
Total stockholders’ deficit	(750,513)	(674,638)
Total liabilities and stockholders’ deficit	7,167	6,057

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

	Year Ended January 31, 2014 $	Year Ended January 31, 2013 $	Accumulated from June 10, 2002 (Date of Inception) to January 31, 2014 $

Revenue	-	-	-

Expenses

Depreciation and amortization	455	455	1,403
Consulting fees	-	-	126,519
Foreign exchange loss (gain)	31,029	(799)	40,018
General and administrative	25,436	18,341	246,938
Management fees (Note 10)	-	30,000	169,161
Professional fees	19,967	40,896	202,346
Research and development	-	-	282,715
Royalties	-	-	500,000

Total expenses	76,887	88,893	1,569,100

Loss from operations	(76,887)	(88,893)	(1,569,100)

Other (expenses) income

Accretion of discount on convertible debentures	(7,696)	(95,759)	(210,684)
Financing costs	(63,000)	-	(369,449)
Loss (gain) on change in fair value of derivative liabilities	(58,661)	550,419	(131,356)
Loss on settlement of debenture	(512,500)	-	(512,500)
Interest expense	(35,131)	(24,342)	(121,158)

Total other (expenses) income	(676,988)	430,318	(1,345,147)

Net (loss) income	(753,875)	341,425	(2,914,247)

Net (loss) income per share, basic	(0.02)	0.01

Net (loss) income per share, diluted	(0.02)	-

Weighted average shares outstanding - basic	48,287,024	35,767,073

Weighted average shares outstanding - diluted	48,287,024	170,421,291

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

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Stockholders’ Equity

(Expressed in Canadian dollars)

Balance – January 31, 2013	35,767,073	1,086,148	225,000	–	174,586	(2,160,372)	(674,638)
	Common Stock		Common Stock Issuable $	Share Subscriptions	Additional Paid-In Capital $	Deficit Accumulated During the Development Stage $	Total $
	Shares #	Amount $		Received $

Balance – January 31, 2013	35,767,073	1,086,148	225,000	–	174,586	(2,160,372)	(674,638)

Contributed capital	–	–	–	–	72,000	–	72,000

Beneficial conversion feature of convertible debenture	–	–	–	–	15,000	–	15,000

Shares issued on default of loan debenture	30,000,000	30,000		–	33,000	–	63,000

Shares issued to settle debt	35,000,000	35,000	–	–	490,000	–	525,000

Net loss for the year	–	–	–	–	–	(753,857)	(753,857)

Balance – January 31, 2014	100,767,073	1,151,148	225,000	–	787,586	(2,914,297)	(747,679)

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Year Ended January 31, 2014 $	Year Ended January 31, 2013$	Accumulated from June 10, 2002 (Date of Inception) to January 31, 2014 $

Operating activities

Net income (loss)	(753,875)	341,425	(2,914,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	7,696	95,759	210,684
Depreciation and amortization	455	455	1,403
Loss (gain) on change in fair value of derivative liabilities	58,661	(550,419)	131,356
Shares issued for royalties	-	-	500,000
Shares issued for services	-	-	449,919
Stock-based compensation	-	-	61,911
Stock issued for loan default	63,000	-	63,000
Loss on settlement of debt	490,000	-	490,000
Changes in operating assets and liabilities:
Other receivable	(997)	(4,254)	(5,251)
Accounts payable and accrued liabilities	52,933	34,357	187,375
Due to related parties	54,851	51,091	268,883

Net cash used in operating activities	(27,276)	(31,586)	(554,967)

Investing activities
Purchase of property and equipment	-	-	(2,276)

Net cash used in investing activities	-	-	(2,276)

Financing activities
Proceeds from loan payable	-	30,000	270,000
Repayment of loan payable	-	-	(150,000)
Proceeds from issuance of convertible debentures	27,845	-	130,794
Proceeds from issuance of shares	-	-	307,493

Net cash provided by financing activities	27,845	30,000	558,287

Increase (decrease) in cash	569	(1,586)	1,044

Cash – beginning of period	475	2,061	-

Cash – end of period	1,044	475	1,044

Supplemental disclosures:
Interest paid	-	-	76,078
Income tax paid	-	-	-

Non-cash investing and financing activities:
Contributed services	75,000	-	150,000
Debt discount on beneficial conversion feature	15,000	-	30,000
Forgiveness of related party debt	-	7,500	7,500
Shares issued for conversion of debentures	-	-	43,736
Shares issued for settlement of debt	35,000	-	45,000
Fair value of options and warrants exercised	-	-	5,175

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended January 31, 2014

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2014, the Company has not earned any revenue, has a working capital deficit of $751,386 and an accumulated deficit of $2,914,247. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2014 and 2013, the Company had no cash equivalents.

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

(h)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2014, the Company has 27,142,888 (2013 – 148,529,182) potentially dilutive shares.

(i)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at January 31, 2014 and 2013, the Company had no items representing comprehensive income or loss.

(j)

Research and Development Costs

Research costs are expensed in the period that they are incurred.

(k)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of January 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian tax returns, the open taxation years range from 2002 to 2013. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2014 and 2013, there were no charges for interest or penalties.

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, amounts due to related parties, loan payable and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

3.

Property and Equipment

	Cost $	Accumulated amortization $	January 31, 2014 Net carrying value $	January 31, 2013 Net carrying value $

Office furniture and equipment	2,276	1,404	872	1,328

Depreciation expense included as a charge to income was $455 and $455 for the years ended January 31, 2014 and 2013, respectively.

4.

Loan Payable

On March 30, 2012, the Company issued a promissory note to a non-related party for $30,000.  The loan is unsecured, bears interest at 24% per annum, and is due on March 30, 2013.  As at January 31, 2014, this loan remains outstanding.

On September 19, 2013, the Company issued a promissory note to a non-related party for US$10,000.  The loan is unsecured, bears interest at 24% per annum, and is due on September 19, 2014.

5.

Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, the Company issued 145,455 to convert $11,674 (US$12,000). On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000).  As of January 31, 2014, the carrying value of the convertible debenture is $22,276 (US$20,000) (2013 - $19,942 (US$20,000)), plus the accrued default penalty of $11,138 (US$10,000) (2013 - $9,971 (US$10,000)). As of January 31, 2014, the fair value of the conversion option derivative liability was $126,868 (2013 - $84,220).

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured; bears interest at 8% per annum, and matured on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000).  As of January 31, 2014, the carrying value of the convertible debenture is $44,552 (US$40,000) (2013 - $39,888 (US$40,000)), plus the accrued default penalty of $22,276 (US$20,000) (2013 – $19,942 (US$20,000)). As of January 31, 2014, the fair value of the conversion option derivative liability was $73,133 (2012 - $67,491).

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

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $100,000.  During the year ended January 31, 2014, the Company recorded accretion expense of $nil (2013 - $95,759).  As of January 31, 2014, the carrying value of the convertible debenture is $111,380 (US$100,000) (2013 - $99,730).

6.

Derivative Liabilities

Derivative liabilities consist of convertible debentures with variable conversion prices and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	January 31, 2014 $	January 31, 2013 $

December 2010 convertible debenture	81,848	62,086
February 2011 convertible debenture	44,072	33,431
Default penalty on convertible debenture	74,081	56,194
100,000 warrants expiring on April 6, 2012	-	-
75,000 warrants expiring on July 4, 2013	-	6
3,800,000 warrants expiring on July 30, 2015	28,765	18,388

	228,766	170,105

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
100,000 warrants expiring on April 6, 2012	125%	0.29%	0%	1.00
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.00
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at January 31, 2014:
December 2010 convertible debenture	553%	0.02%	0%	0.25
February 2011 convertible debenture	553%	0.02%	0%	0.25
Default penalty on convertible debenture	553%	0.02%	0%	0.25
75,000 warrants expiring on July 4, 2013	–	–	–	–
3,800,000 warrants expiring on July 30, 2015	345%	0.23%	0%	1.50

7.

Common Shares

On March 24, 2013, 30,000,000 shares of common stock were issuable pursuant to a default penalty on a convertible note payable.

On September 24, 2013, the Company issued 35,000,000 shares of common stock to settle $35,000 of due to related party.

8.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2012	3,975,000	0.01

Issued	(100,000)	0.15

Balance, January 31, 2013	3,875,000	0.01

Expired	(75,000)	0.15

Balance, January 31, 2014	3,800,000	0.005

As at January 31, 2014, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

3,800,000	0.005	July 30, 2015

9.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding and exercisable, January 31, 2014, 2013 and 2012	800,000	0.005	1.3	-

Additional information regarding stock options as of January 31, 2014, is as follows:

Number of Options	Exercise Price $	Expiry Date

800,000	0.005	May 25, 2015

10.

Related Party Transactions

(a)

As at January 31, 2014, the Company owed $151,384 (2013 - $206,532) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)

During the year ended January 31, 2014, a director of the Company forgave amounts owing of $75,000, for which $52,500 was treated as contributed capital and recorded as additional paid-in capital.

11.

Income Taxes

The Company has $2,450,810 of non-capital losses carried forward to offset taxable income in future years which expire beginning in fiscal 2028. The income tax benefit differs from the amount computed by applying the Canadian federal and provincial statutory rates to net loss before income taxes for the years ended January 31, 2014 and 2013, respectively, as a result of the following:

	2014 $	2013 $
Net income (loss) before taxes	(753,875)	341,425
Statutory rate	25.8%	25%

Expected tax provision (recovery)	17,743	85,356
Permanent differences and other	-	(99,087)
Change in enacted rates	-	-
Change in valuation allowance	8,770	13,731
Income tax provision	-	-

The significant components of deferred income tax assets and liabilities as at January 31, 2014 and 2013, after applying enacted corporate income tax rates, are as follows:

	2014 $	2013 $

Non-capital losses carried forward	635,312	441,117
Valuation allowance	(635,312)	(441,117)
Net deferred tax asset	–	–

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

Expiry Date	Non-Capital Loss $

2028	122,578
2029	653,761
2030	77,975
2031	139,450
2032	657,883
2033	112,511
2034	686,652
TOTAL	$ 2,450,810

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On March 5, 2014, Saturna Group Chartered Accountants LLP resigned as our independent registered accounting firm.

The reports of Saturna Group Chartered Accountants LLP on our financial statements as of and for the fiscal years ended January 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our company’s board of directors participated in and approved the decision to change independent registered public accounting firms.

During the fiscal years ended January 31, 2013 and 2012, and through March 10, 2014, there have been no disagreements with Saturna Group Chartered Accountants LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Saturna Group Chartered Accountants LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On March 10, 2014, our company engaged Sadler Gibb & Associates, LLC as our new independent registered public accounting firm. During the two most recent fiscal years and through March 10, 2014, our company had not consulted with Sadler Gibb & Associates, LLC regarding any of the following:

(i)

the application of accounting principles to a specific transaction, either completed or proposed;

(ii)

the type of audit opinion that might be rendered on our company’s financial statements, and none of the following was provided to our company: (a) a written report, or (b) oral advice that Sadler Gibb & Associates, LLC concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)

Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A.

Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2014, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We did not maintain appropriate financial reporting controls – As of January 31, 2014, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2014, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as calculation and recording of fair value of derivative liability. Subsequent to January 31, 2014, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Sadler Gibb & Associates, LLC, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2014 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended January 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Ahmad Doroudian	Director	52	September 17, 2007
Dr. Maziar Badii	Director	45	June 19, 2009
Richard Azani	Director	56	March 30, 2011
Dr. Hamid Doroudian	President, Chief Executive Officer and Secretary	48	August 30, 2011
Moira Ong	Chief Financial Officer	38	December 26, 2010

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

Ms. Ong has more than 16 years of experience in public company accounting and audit reporting. From 2005 until 2010, Ms. Ong was senior manager at a global accounting firm in charge of completion of financial statements for Canadian publicly listed companies. From 2003 to 2005 she served as financial consultant for a private financial planning company. Ms. Ong was a manager in the banking and securities group at a global accounting firm in New York from 2000 to 2003.  Ms. Ong obtained her CA designation in 1999 and her CFA designation in 2003.

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

Our directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. Our directors, Dr. Ahmad Doroudian, Dr. Maziar Badii and Richard Azani, devote their time on an as needed basis. All of our directors, in the course of their other business activities, may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities engaged in business activities similar to those we intend to conduct.

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

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Hamid Doroudian (1) President, Chief Executive Officer and Secretary	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Moira Ong (2) Chief Financial Officer	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	3,218 5,226	3,218 5,226
Dr. Ahmad Doroudian (3) Director and Former President, Chief Executive Officer and Secretary	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Stock Option Plan

We do not currently have a stock option plan.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2014 there were no grants of plan based awards to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Ahmad Doroudian(1)	800,000	Nil	800,000	0.005	May 25, 2015	Nil	N/A	N/A	N/A

(1)

Dr. Ahmad Doroudian was appointed president, chief executive officer and director of our company on September 17, 2007 and as secretary on March 30, 2011. Dr. Doroudian resigned as president, chief executive officer and secretary on August 30, 2011.

Option Exercises

During our fiscal year ended January 31, 2014 there were no options exercised by our named officers.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 13, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Dr. Ahmad Doroudian 4172 Doncaster Way Vancouver BC V6 1V9	42,769,784(2) Common	58.4%
Dr. Maziar Badii 3536 SW Marine Drive Vancouver BC V6N 3Z2	500,000(3) Common	0.68%
Richard Azani 10300 Chemin Cote de Liesse, Lachine, PQ, Canada, H8T 1A3	Nil	0%
Moira Ong 5674 Daffodil Drive West Vancouver, BC V7W 1P3	Nil	0%
Dr. Hamid Doroudian General Stefan Burileanu #2 Bloc 11i, Building 2, Apt. 26 Bucharest, Romania, 014194	Nil	0%
Directors and Officers as a Group(1)	43,269,784 common	59.08%
Penny Green 1820 – 925 West Georgia Street Vancouver BC V6C 3L2	7,504,384(4)Common	10.24%
Sandra E. Hamman Rue du Jura 60 1180 Rolle, Switzerland	5,000,000 common	6.82%
Dr. Hassan Salari 1517 West 58th Avenue Vancouver BC V6P 1W6	8,577,580(5) common	11.71%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 13, 2014. As of May 13, 2014, there were 73,267,073 shares of our company’s common stock issued and outstanding.

(2)

Includes 37,469,784 shares owned by Dr. Ahmad Doroudian, 2,000,000 shares owned by Khadija Zerouali, the spouse of Dr. Ahmad Doroudian, and 2,000,000 shares owned by Kinwa Pharma International Company Ltd., a company over which Dr. Ahmad Doroudian and Ms. Zerouali have shared voting and investment power and 800,000 options to purchase shares at $0.005 for a period of five years from May 25, 2010 and 500,000 warrants to purchase shares at $0.005 for a period of five years from July 30, 2010.

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

(5)

Includes 5,002,000 shares owned by Hassan Salari, 1,163,790 shares owned indirectly by Hassan Salari in the name of Francine Salari, 1,411,790 shares held indirectly, in trust for Hassan Salari, by MRCC, and 1,000,000 warrants to purchase shares at $0.005 for a period of five years from July 30, 2010.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Dr. Ahmad Doroudian, Dr. Maziar Badii and Richard Azani.

Our audit committee consists of Dr. Ahmad Doroudian and Dr. Maziar Badii.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2014 and for the fiscal year ended January 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2014 $	January 31, 2013 $
Audit Fees	15,200	18,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	5,000
All Other Fees	Nil	Nil
Total	15,200	23,000

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong
101**	Interactive Data Files
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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: May 16, 2014	/s/ Hamid Doroudian
Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: May 16, 2014	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2014	/s/ Ahmad Doroudian
Ahmad Doroudian
Director

Dated: May 16, 2014	/s/ Maziar Badii
Maziar Badii
Director

Dated: May 16, 2014	/s/ Richard Azani
Richard Azani
Director