Form 10-Q
period 2014-04-30
Neurokine Pharmaceuticals Inc.
filed 2014-06-16
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-161157

NEUROKINE PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West 6th Avenue, Vancouver, British Columbia, Canada	V6H 1A6
(Address of principal executive offices)	(Zip Code)

604) 805-7783

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer(Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

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

115,767,273 common shares issued and outstanding as of June 13, 2014.

NEUROKINE PHARMACEUTICALS INC.

April 30, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II-- OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim financial statements for the three months ended April 30, 2014 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Financial Statements

(Expressed in Canadian dollars)

Period ended April 30, 2014 (unaudited) and January 31, 2014

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in Canadian dollars)

	April 30, 2014 $ (unaudited)	January 31, 2014 $
Assets
Current assets
Cash	480	1,044
Other receivable	5,498	5,251
Total current assets	5,978	6,295
Property and equipment (Note 3)	758	872
Total assets	6,736	7,167
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	40,200	35,373
Loans payable (Note 4)	57,579	55,306
Due to related parties (Note 10)	154,524	151,384
Convertible debentures, net of unamortized discount of $nil and $7,304, respectively (Note 5)	297,750	286,852
Derivative liabilities – current portion (Note 6)	8,483	200,000
Total current liabilities	558,536	728,915
Derivative liabilities (Note 6)	14,949	28,765
Total liabilities	573,485	757,680
Stockholders’ Deficit
Common stock: 200,000,000 shares authorized, without par value, 115,767,073 and 100,767,073 shares issued and outstanding, respectively	1,274,148	1,184,148
Common stock issuable (Note 7)	225,000	225,000
Additional paid-in capital	757,586	754,586
Deficit accumulated during the development stage	(2,823,483)	(2,914,247)
Total stockholders’ deficit	(566,749)	(750,513)
Total liabilities and stockholders’ deficit	6,736	7,167

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended April 30, 2014 $	Three Months Ended April 30, 2013 $	Accumulated from June 10, 2002 (Date of Inception) to April 30, 2014 $
Revenue	-	-	-
Expenses
Amortization	114	114	1,517
Consulting	-	-	126,519
Foreign exchange (gain) loss	(3,268)	2,186	36,750
General and administrative	3,439	2,681	250,377
Management fees (Note 10)	3,000	7,500	172,161
Professional fees	4,909	1,069	207,255
Research and development	-	-	282,715
Royalties	-	-	500,000
Total expenses	8,194	13,550	1,577,294
Loss from operations	(8,194)	(13,550)	(1,577,294)
Other income (expense)
Accretion of discount on convertible debentures	(7,304)	(39)	(217,988)
Financing costs	(90,000)	(63,000)	(459,449)
Gain on change in fair value of derivative liabilities	205,333	35,220	73,977
Loss on settlement of debt	-	-	(512,500)
Interest expense	(9,071)	(7,647)	(130,229)
Total other income (expense)	98,958	(35,466)	(1,246,189)
Net income (loss)	90,764	(49,016)	(2,823,483)

Net income (loss) per share, basic	-	-
Net income (loss) per share, diluted	-	-

Weighted average shares outstanding - basic	101,441,230	35,767,073
Weighted average shares outstanding - diluted	101,441,230	249,875,817

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Expressed in Canadian dollars)

	Three Months Ended April 30, 2014 $	Three Months Ended April 30, 2013 $	Accumulated from June 10, 2002 (Date of Inception) to April 30, 2014 $
Operating activities
Net income (loss)	90,764	(49,016)	(2,823,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	7,304	39	217,989
Amortization	114	114	1,517
(Gain) loss on change in fair value of derivative liabilities	(205,333)	(35,220)	(73,977)
Stock issued for royalties	-	-	500,000
Stock issued for financing costs	90,000	63,000	539,919
Stock-based compensation	-	-	61,911
Stock issued for loan default	-	-	63,000
Loss on settlement of debt	-	-	490,000
Services contributed by officer	3,000	-	3,000
Changes in operating assets and liabilities:
Amounts receivable	(247)	(12)	(5,498)
Accounts payable and accrued liabilities	10,694	5,363	198,068
Due to related parties	3,140	15,400	272,023
Net cash used in operating activities	(564)	(332)	(555,531)
Investing activities
Purchase of property and equipment	-	-	(2,276)
Net cash used in investing activities	-	-	(2,276)
Financing activities
Proceeds from loan payable	-	-	270,000
Repayment of loan payable	-	-	(150,000)
Proceeds from issuance of convertible debentures	-	15,000	130,794
Proceeds from issuance of shares	-	-	307,493
Net cash provided by financing activities	-	15,000	558,287
(Decrease) increase in cash	(564)	14,668	480

Cash – beginning of period	1,044	475	-

Cash – end of period	480	15,143	480
Supplemental disclosures:
Interest paid	-	-	76,078
Income tax paid	-	-	-
Non-cash investing and financing activities:
Contributed services	-	-	150,000
Debt discount on beneficial conversion feature	-	-	30,000
Forgiveness of related party debt	-	-	7,500
Shares issued for conversion of debentures	-	-	43,736
Shares issued for settlement of debt	-	-	45,000
Fair value of options and warrants exercised	-	-	5,175

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2014, the Company has not earned any revenue, has a working capital deficit of $552,558 and an accumulated deficit of $2,823,483. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2014 and January 31, 2014, the Company had no cash equivalents.

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

(i)

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2014, the Company has nil (January 31, 2014 – 27,142,888) potentially dilutive shares.

(j)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30 and January 31, 2014, the Company had no items representing comprehensive income or loss.

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

(o)

Comparative Figures

During the period, Company determined that certain transactions affecting stockholders’ equity had inadvertently been recorded using a par value of $0.001 in the fiscal year ended January 31, 2014.

The Company has determined that its previously filed Form 10-K included a misclassification of $33,000 related to equity.  After taking the reclassification into account, the balances of common shares and additional paid-in capital as of January 31, 2014, are $1,184,148 and $754,586, respectively.

3.

Property and Equipment

	Cost $	Accumulated amortization $	October 31, 2013 Net carrying value $	January 31, 2014 Net carrying value $
Office furniture and equipment	2,276	1,518	758	872

4.

Loans Payable

(a)

On March 30, 2012, the Company issued a promissory note to a non-related party for $30,000.  The loan is unsecured, bears interest at 24% per annum, and was due on March 30, 2013.  As at April 30 and January 31, 2014, this loan remains outstanding.

(b)

On September 19, 2013, the Company issued a promissory note to a non-related party for US$10,000. The loan is unsecured, bears interest at 24% per annum, and is due on September 18, 2014.

5.

Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, the Company issued 145,455 common shares to convert $11,674 (US$12,000).  On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000).  As of April 30, 2014, the carrying value of the convertible debenture is $21,920 (US$20,000) (January 31, 2014 - $22,276 (US$20,000)), plus the accrued default penalty of $10,960 (US$10,000) (January 31, 2014 - $11,138 (US$10,000)). As of April 30, 2014, the fair value of the conversion option derivative liability was $5,382 (January 31, 2014 - $126,868).

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000).  As of April 30, 2014, the carrying value of the convertible debenture is $43,840 (US$40,000) (January 31, 2014 - $44,552 (US$40,000)), plus the accrued default penalty of $21,920 (US$20,000) (January 31, 2014 – $22,276 (US$20,000)). As of April 30, 2014, the fair value of the conversion option derivative liability was $3,101 (January 31, 2014 - $73,133).

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

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $100,000.  As of April 30, 2014, the carrying value of the convertible debenture is $109,600 (US$100,000) (January 31, 2013 - $111,380 (US$100,000)).

(d)

On April 26, 2013, we issued a convertible debenture with a non-related party for $15,254 (US$15,000). The debenture is secured by 15,000,000 shares of common stock of our company, to be delivered to the lender if principal and interest are not repaid on maturity, bears interest at 24% per annum, and matured on April 27, 2014.  As the debenture matured unpaid, 15,000,000 shares of common stock became issuable. The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.001 per share at the discretion of the lender and at any time during the term of this debenture.

As the convertible debt terms include a beneficial conversion feature, the Company accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $15,000.  During the three months ended April 30, 2014, the Company recorded accretion expense of $7,304 (2013 - $39).  As of April 30, 2014, the carrying value of the convertible debenture is $16,440 (US$15,000) (January 31, 2013 - $nil).

6.

Derivative Liabilities

Derivative liabilities consist of convertible debentures with variable conversion prices and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	April 30, 2014 $ (unaudited)	January 31, 2014 $
December 2010 convertible debenture	3,472	81,848
February 2011 convertible debenture	1,869	44,072
Default penalty on convertible debentures	3,142	74,080
75,000 warrants expiring on July 4, 2013	-	-
3,800,000 warrants expiring on July 30, 2015	14,949	28,765
	23,432	228,765

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.00
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at April 30, 2014:
December 2010 convertible debenture	213%	0.03%	0%	0.25
February 2011 convertible debenture	213%	0.03%	0%	0.25
Default penalty on convertible debenture	213%	0.03%	0%	0.25
3,800,000 warrants expiring on July 30, 2015	353%	0.11%	0%	1.25

7.

Common Shares

On March 24, 2013, 30,000,000 shares of common stock were issuable pursuant to a default penalty on a convertible note payable.

On April 27, 2014, 15,000,000 shares of common stock were issuable pursuant to a default penalty on a convertible note payable.

On September 24, 2013, the Company issued 35,000,000 shares of common stock to settle $35,000 of due to related party.

8.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price (US$)
Balance, January 31, 2013	3,875,000	0.01
Expired	(75,000)	0.15
Balance, April 30 and January 31, 2014	3,800,000	0.01

As at April 30, 2014, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date
3,800,000	0.005	July 30, 2015

9.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)
Outstanding and exercisable, April 30, 2014, January 31, 2014 and January 31, 2013	800,000	0.005	1.56	–

Additional information regarding stock options as of April 30, 2014, is as follows:

Number of Options	Exercise Price $	Expiry Date
800,000	0.005	May 25, 2015

10.

Related Party Transactions

As at April 30, 2014, the Company owed $154,524 (January 31, 2014 - $151,384) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

During the three months ended April 30, 2014, the Company’s director performed services valued at $3,000 which have been recorded as a contribution to capital.

11.

Subsequent Events

On June 4, 2014, the Company increased its authorized share capital from 200,000,000 common shares without par value to an unlimited number of common shares without par value.

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

Effective June 4, 2014, we filed with the British Columbia Registrar of Companies a Form 11, Notice of Alteration, wherein we increased our authorized share capital from 200,000,000 common shares without par value to an unlimited number of common shares without par value. The increase of authorized capital was approved by our stockholders at the annual and special meeting held on June 3, 2014.

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

On April 26, 2013, we issued a convertible debenture with a non-related party for $15,254 (US$15,000). The debenture is secured by 15,000,000 shares of common stock of our company, to be delivered to the lender if principal and interest are not repaid on maturity, bears interest at 24% per annum, and matured on April 27, 2014.  As the debenture matured unpaid, 15,000,000 shares of common stock became issuable. The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.001 per share at the discretion of the lender and at any time during the term of this debenture.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2014, which are included herein.

Our operating results for the three months ended April 30, 2014 and 2013 are summarized as follows:

Three Months Ended
April 30,
	2014	2013
Revenue	$ -	$ -
Operating expenses	$ 8,194	$ 13,550
Accretion of discounts on convertible debentures	$ 7,304	$ 39
Financing costs	$ 90,000	$ 63,000
Loss (gain) on change in fair value derivative	$ (205,333)	$ (35,220)
Interest expense	$ 9,071	$ 7,647
Net income (loss)	$ 90,764	$ (49,016)

For the three months ended April 30, 2014, our net income increased by $139,780 as compared to the three months ended April 30, 2013. Our net income increased primarily due to the gain recognized on the change in fair value of derivative liabilities. Our net loss from inception is $2,823,483.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital	At	At
	April 30,	January 31,
	2014	2014
Current Assets	$ 5,978	$ 6,295
Current Liabilities	$ 558,536	$ 728,915
Working Capital (Deficit)	$ (552,558)	$ (722,620)

Our total current assets as of April 30, 2014 were $5,978 as compared to total current assets of $6,295 as of January 31, 2014. The decrease was primarily due to a reduction in cash balance. Our total current liabilities as of April 30, 2014 were $558,536 as compared to total current liabilities of $728,915 as of January 31, 2014. The decrease in current liabilities was attributed to the reduction in fair value of the current portion of derivative liabilities.

Cash Flows	Three Months Ended	Three Months Ended
	April 30,	April 30,
	2014	2013
Net Cash used in Operating Activities	$ (564)	$ (332)
Net Cash used in Investing Activities	$ -	$ -
Net Cash Provided by Financing Activities	$ -	$ 15,000
Increase (Decrease) in Cash During the Period	$ (564)	$ (14,668)

Operating Activities

During the three months ended April 30, 2014, our cash used for operating activities increased from $322 to $564. The increase in cash used for operating activities was due to an increase in accounts payable settled during the period.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2014 and 2013.

Financing Activities

During the three months ended April 30, 2014, we received $nil in cash from financing activities compared with proceeds of $15,000 during the three months ended April 30, 2013 from the issuance of convertible debentures.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2014, and January 31, 2014, our company had no cash equivalents.

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

Earnings (Loss) Per Share

Our company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2014, our company has nil (January 31, 2014 – 27,142,888) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2014, and January 31, 2014, our company had no items representing comprehensive income or loss.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Current Report on Form 8-K filed on June 4, 2014)
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong
101**	Interactive Data Files
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

Dated: June 16, 2014
Dr. Hamid Doroudian
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: June 16, 2014
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)