Form 10-Q
period 2014-07-31
Neurokine Pharmaceuticals Inc.
filed 2014-09-15
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			July 31, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-161157
NEUROKINE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)
British Columbia				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1275 West 6th Avenue, Vancouver, British Columbia, Canada				V6H 1A6
(Address of principal executive offices)				(Zip Code)
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
115,767,073 common shares issued and outstanding as of September 15, 2014.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

23

Item 4.

Controls and Procedures

23

PART II – OTHER INFORMATION

24

Item 1.

Legal Proceedings

24

Item 1A.

Risk Factors

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults Upon Senior Securities

24

Item 4.

Mine Safety Disclosures

24

Item 5.

Other Information

24

Item 6.

Exhibits

25

SIGNATURES

27

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim financial statements for the three and six months ended July 31, 2014 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Financial Statements

(Expressed in Canadian dollars)

Period ended July 31, 2014 (unaudited) and January 31, 2014

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	July 31, 2014 $ (unaudited)	January 31, 2014 $

Assets

Current assets

Cash	5,136	1,044
Amounts receivable	5,728	5,251

Total current assets	10,864	6,295

Property and equipment (Note 3)	645	872

Total assets	11,509	7,167

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities	47,690	35,373
Loans payable (Note 4)	59,989	55,306
Due to related parties (Note 10)	182,842	151,384
Convertible debentures, net of unamortized discount of $nil and $7,304, respectively (Note 5)	303,814	286,852
Derivative liabilities – current portion (Note 6)	8,484	200,000

Total current liabilities	602,819	728,915

Derivative liabilities (Note 6)	11,899	28,765

Total liabilities	614,718	757,680

Stockholders’ Deficit

Common stock: Unlimited shares authorized, without par value, 115,767,073 and 100,767,073 shares issued and outstanding, respectively	1,274,148	1,151,148

Common stock issuable (Note 7)	225,000	225,000

Additional paid-in capital	757,586	787,586

Deficit accumulated during the development stage	(2,859,943)	(2,914,247)

Total stockholders’ deficit	(603,209)	(750,513)

Total liabilities and stockholders’ deficit	11,509	7,167

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended July 31, 2014 $	Three Months Ended July 31, 2013 $	Six Months Ended July 31, 2014 $	Six Months Ended July 31, 2013 $	Accumulated from June 10, 2002 (Date of Inception) to July 31, 2014 $

Revenue	–	–	–	–	–

Expenses

Amortization	114	114	228	228	1,631
Consulting	–	–	–	–	126,519
Foreign exchange loss (gain)	129	5,200	(3,139)	7,386	36,879
General and administrative	13,839	12,269	17,278	14,950	264,216
Management fees (Note 10)	–	7,500	3,000	15,000	172,161
Professional fees	15,889	7,428	20,798	8,497	223,144
Research and development	–	–	–	–	282,715
Royalties	–	–	–	–	500,000

Total expenses	29,971	32,511	38,165	46,061	1,607,265

Loss from operations	(29,971)	(32,511)	(38,165)	(46,061)	(1,607,265)

Other income (expense)

Accretion of discount on convertible debentures	–	(1,177)	(7,304)	(1,216)	(217,988)
Financing costs	–	–	(90,000)	(63,000)	(459,449)
Gain on change in fair value of derivative liabilities	3,050	(5,453)	208,383	29,767	77,027
Loss on settlement of debt	–	–	–	–	(512,500)
Interest expense	(9,539)	(9,061)	(18,610)	(16,708)	(139,768)

Total other income (expense)	(6,489)	(15,691)	92,469	(51,157)	(1,252,678)

Net (loss) income	(36,460)	(48,202)	54,304	(97,218)	(2,859,943)

Net (loss) income per share, basic	–	–	–	–
Net income (loss) per share, diluted	–	–	–	–

Weighted average shares outstanding - basic	115,767,073	35,767,073	108,722,874	35,767,073
Weighted average shares outstanding - diluted	115,767,073	260,762,361	108,722,874	260,762,361

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Six Months Ended July 31, 2014 $	Six Months Ended July 31, 2013 $	Accumulated from June 10, 2002 (Date of Inception) to July 31, 2014 $

Operating activities
Net income (loss)	54,304	(97,218)	(2,859,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	7,304	1,216	217,988
Amortization	228	228	1,630
(Gain) loss on change in fair value of derivative liabilities	(208,382)	(29,767)	(77,026)
Stock issued for royalties	–	–	500,000
Stock issued for financing costs	90,000	–	539,919
Stock-based compensation	–	–	61,911
Stock issued for loan default	–	63,000	63,000
Loss on settlement of debt	–	–	490,000
Services contributed by officer	3,000	–	3,000
Changes in operating assets and liabilities:
Amounts receivable	(477)	(503)	(5,728)
Accounts payable and accrued liabilities	26,657	11,386	214,033
Due to related parties	31,458	31,128	300,341
Net cash provided by (used in) operating activities	4,092	(20,530)	(550,875)

Investing activities
Purchase of property and equipment	–	–	(2,276)
Net cash used in investing activities	–	–	(2,276)

Financing activities
Proceeds from loan payable	–	–	270,000
Repayment of loan payable	–	–	(150,000)
Proceeds from issuance of convertible debentures	–	15,254	130,794
Proceeds from issuance of shares	–	–	307,493
Net cash provided by financing activities	–	15,254	558,287

Effect of foreign exchange	–	5,762	–
Increase in cash	4,092	486	5,136
Cash – beginning of period	1,044	475	–

Cash – end of period	5,136	961	5,136
Supplemental disclosures:
Interest paid	–	–	76,078
Income tax paid	–	–	–
Non-cash investing and financing activities:
Contributed services	–	–	153,000
Debt discount on beneficial conversion feature	–	–	30,000
Forgiveness of related party debt	–	–	7,500
Shares issued for conversion of debentures	–	–	43,736
Shares issued for settlement of debt	–	–	45,000
Fair value of options and warrants exercised	–	–	5,175

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

(A Development Stage Company)

Notes to the Financial Statements

Period Ended July 31, 2014 (unaudited)

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2014, the Company has not earned any revenue, has a working capital deficit of $591,955 and an accumulated deficit of $2,859,943. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Significant Accounting Policies (continued)

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31 and January 31, 2014, the Company had no cash equivalents.

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

(i)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2014, the Company has nil (January 31, 2014 – nil) potentially dilutive shares.

2.

Significant Accounting Policies (continued)

(j)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at July 31 and January 31, 2014, the Company had no items representing comprehensive income or loss.

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

2.

Significant Accounting Policies (continued)

(n)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(o)

Comparative Figures

During the period, the Company determined that certain transactions affecting stockholders’ equity had inadvertently been recorded using a par value of $0.001 in the fiscal year ended January 31, 2014.

The Company has determined that its previously filed Form 10-K included a misclassification of $33,000 related to equity.  After taking the reclassification into account, the balances of common shares and additional paid-in capital as of January 31, 2014, are $1,184,148 and $754,586, respectively.

3.

Property and Equipment

	Cost $	Accumulated amortization $	July 31, 2014 Net carrying value $	January 31, 2014 Net carrying value $

Office furniture and equipment	2,276	1,631	645	872

4.    Loans Payable

(a)

On March 30, 2012, the Company issued a promissory note to a non-related party for $30,000.  The loan is unsecured, bears interest at 24% per annum, and was due on March 30, 2013.  As at July 31 and January 31, 2014, this loan remains outstanding.

(b)

On September 19, 2013, the Company issued a promissory note to a non-related party for US$10,000. The loan is unsecured, bears interest at 24% per annum, and is due on September 18, 2014.

5.    Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture.  On June 23, 2011, the Company issued 145,455 common shares to convert $11,674 (US$12,000).  On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000).  As of July 31, 2014, the carrying value of the convertible debenture is $21,808 (US$20,000) (January 31, 2014 - $22,276 (US$20,000)), plus the accrued default penalty of $10,904 (US$10,000) (January 31, 2014 - $11,138 (US$10,000)). As of January 31, 2014, the fair value of the conversion option derivative liability was $2,436 (January 31, 2014 - $126,868).

5.    Convertible Debentures (continued)

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000).  The debenture is unsecured, bears interest at 8% per annum, and matured on December 23, 2011.  The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion.  The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture.  On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000).  As of July 31, 2014, the carrying value of the convertible debenture is $43,616 (US$40,000) (January 31, 2014 - $44,552 (US$40,000)), plus the accrued default penalty of $21,808 (US$20,000) (January 31, 2014 – $22,276 (US$20,000)). As of July 31, 2014, the fair value of the conversion option derivative liability was $1,404 (January 31, 2014 - $73,133).

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

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $100,000.  As of July 31, 2014, the carrying value of the convertible debenture is $109,040 (US$100,000) (January 31, 2014 - $111,380 (US$100,000)).

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

As the convertible debt terms include a beneficial conversion feature, the Company accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.  The conversion feature resulted in a discount on the convertible note of $15,000.  During the six months ended July 31, 2014, the Company recorded accretion expense of $7,304 (2013 - $1,216).  As of July 31, 2014, the carrying value of the convertible debenture is $16,356 (US$15,000) (January 31, 2014 - $nil).

6.

Derivative Liabilities

Derivative liabilities consist of convertible debentures with variable conversion prices and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	July 31, 2014 $ (unaudited)	January 31, 2014 $

December 2010 convertible debenture	1,572	81,848
February 2011 convertible debenture	846	44,072
Default penalty on convertible debentures	1,423	74,080
75,000 warrants expiring on July 4, 2013	–	–
3,800,000 warrants expiring on July 30, 2015	16,542	28,765

	20,383	228,765

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.00
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at July 31, 2014:
December 2010 convertible debenture	177%	0.03%	0%	0.25
February 2011 convertible debenture	177%	0.03%	0%	0.25
Default penalty on convertible debenture	177%	0.03%	0%	0.25
3,800,000 warrants expiring on July 30, 2015	342%	0.12%	0%	1.00

7.

Common Shares

On March 24, 2013, 30,000,000 shares of common stock were issuable pursuant to a default penalty on a convertible note payable.

On April 27, 2014, 15,000,000 shares of common stock were issuable pursuant to a default penalty on a convertible note payable.

On September 24, 2013, the Company issued 35,000,000 shares of common stock to settle $35,000 of due to related party.

8.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price (US$)

Balance, January 31, 2013	3,875,000	0.01

Expired	(75,000)	0.15

Balance, July 31 and January 31, 2014	3,800,000	0.01

As at July 31, 2014, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

3,800,000	0.005	July 30, 2015

9.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding and exercisable, January 31, 2013	800,000	0.005	2.3	–
Outstanding and exercisable, January 31, 2014	800,000	0.005	1.3	–
Outstanding and exercisable, July 31, 2014	800,000	0.005	0.8	–

Additional information regarding stock options as of July 31, 2014, is as follows:

Number of Options	Exercise Price $	Expiry Date

800,000	0.005	May 25, 2015

10.

Related Party Transactions

As at July 31, 2014, the Company owed $182,842 (January 31, 2014 - $151,384) to the Chief Executive Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

During the six months ended July 31, 2014, the Company’s director performed services valued at $3,000 which have been recorded as a contribution to capital.

11.

Fair Value Measurements

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, amounts due to related parties, loans payable, convertible debentures and derivative liability.  The Company uses the Black-Sholes model to calculate the fair value of the derivative liability.

		Fair Value Measurements Using
Description	Total Fair Value at July 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$20,383	$-	$20,383	$-

		Fair Value Measurements Using
Description	Total Fair Value at January 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$228,765	$-	$228,765	$-

12.

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

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001 and NK-002, was carried out by Dr. Ahmad Doroudian, a director and officer of our company, Jonathan Willmer, our former chief medical officer and former director, and Dr. Hassan Salari, our former officer and director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We have relied primarily on three contractors in this regard. The first, Globe Laboratories Inc., is a center for drug research and development founded and controlled by Julian Salari, a former officer and director of our company, that provides us with expertise in manufacturing certain generic drugs that are the basis of our planned products. The second, Virtus, is a South African firm that specializes in the planning and execution of clinical trials and has developed the clinical protocol of NK-001 on our behalf and entered into an agreement with us to conduct that clinical trial. The third, Northern Lipids Inc., assisted us to develop certain liposomal encapsulations for our development of NK-002. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements.

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

On September 26, 2013, we entered into a debt settlement subscription agreement with a director and officer of our company, Ahmad Doroudian. Pursuant to the agreement our board of directors authorized the issuance to Dr. Doroudian of 35,000,000 shares in our common stock at the price of $0.001 per share. The securities were issued in full settlement of $35,000 in debt payable on demand to Dr. Doroudian in respect of cash advances made by him to our company. As a result of the transaction Dr. Doroudian owns or beneficial owns the aggregate of 43,059,784 shares of our common stock which constitutes approximately 60% of our issued and outstanding voting securities as at the date of this report.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2014, which are included herein.

Our operating results for the three and six months ended July 31, 2014 and 2013 are summarized as follows:

		Three Months Ended				Six Months Ended
		July 31,				July 31,
		2014		2013		2014		2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Amortization		$114		$114		$228		$228
Foreign exchange (gain) loss		$129		$5,200		$(3,139)		$7,386
General and administrative		$13,839		$12,269		$17,278		$14,950
Management fees	$	Nil		$7,500		$3,000		$15,000
Professional fees		$15,889		$7,428		$20,798		$8,497
Research and development	$	Nil	$	Nil	$	Nil	$	Nil
Total Other (Income) Expenses		$6,489		$15,691		$92,469		$51,157
Net Income (Loss)		$(36,460)		$(48,202)		$54,304		$(97,218)

For the three months ended July 31, 2014, our net loss decreased by $11,742 as compared to the three months ended July 31, 2013.  For the six months ended July 31, 2014, our net income increased by $151,522 as compared to the six months ended July 31, 2013. Our income increased primarily due to the gain on change in fair value of derivatives. Our net loss from inception is $2,859,943.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	January 31,
	2014	2014
Current Assets	$10,864	$6,295
Current Liabilities	$602,819	$728,915
Working Capital (Deficit)	$(591,955)	$(722,620)

Our total current assets as of July 31, 2014 were $10,864 as compared to total current assets of $6,295 as of January 31, 2014. The increase was primarily due to an increase in cash of $4,092. Our total current liabilities as of July 31, 2014 were $602,819 as compared to total current liabilities of $728,915 as of January 31, 2014. The decrease in current liabilities was attributed to a decrease in the current portion of derivative liabilities offset by increases in accounts payable and accrued liabilities, loans payable, due to related parties and convertible debentures.

Cash Flows

		Six Months Ended
		July 31,
		2014	2013
Net Cash Provided By (Used In) Operating Activities		$4,092	$(20,530)
Net Cash Provided By Financing Activities	$	Nil	$15,254
Effect of foreign exchange	$	Nil	$5,762
Increase in Cash During the Period		$4,092	$486

Operating Activities

During the six months ended July 31, 2014, our cash provided by operating activities increased by $24,622.  The increase in cash used for operating activities was as a result of an increase in accounts payable.

Investing Activities

We did not have any investing activities during the six months ended July 31, 2014 and 2013.

Financing Activities

During the six months ended July 31, 2014, we received $nil in cash from financing activities compared with proceeds of $15,254 during the six months ended July 31, 2013 from the issuance of a convertible debenture.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31, 2014, and January 31, 2014, our company had no cash equivalents.

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

Earnings (Loss) Per Share

Our company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2014, our company has nil (January 31, 2014 – nil) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2014, and January 31, 2014, our company had no items representing comprehensive income or loss.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

On July 24, 2014, Maziar Badii and Richard Azani resigned as directors of our company. The resignations of Maziar Badii and Richard Aazani were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. In addition, Hamid Doroudian resigned as our president, chief executive officer and secretary.

On July 24, 2014, we appointed Patrick C. Frankham and Hamid Doroudian as directors of our company and appointed Ahmad Doroudian, a current director, as president, chief executive officer and secretary.

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

NEUROKINE PHARMACEUTICALS INC.
(Registrant)
Dated: September 15, 2014	/s/ Ahmad Doroudian
Ahmad Doroudian
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Dated: September 15, 2014	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)