Form 10-Q
period 2014-10-31
Neurokine Pharmaceuticals Inc.
filed 2014-12-15
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

115,767,073 common shares issued and outstanding as of December 9, 2014.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine months ended October 31, 2014 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

NEUROKINE PHARMACEUTICALS INC.

Financial Statements

(Expressed in Canadian dollars)

Period ended October 31, 2014 (unaudited) and January 31, 2014

NEUROKINE PHARMACEUTICALS INC.

Balance Sheets

(Expressed in Canadian dollars)

	October 31, 2014 $	January 31, 2014 $
	(unaudited)
Assets
Current assets

Cash	1,370	1,044
Other receivable	6,000	5,251

Total current assets	7,370	6,295

Property and equipment (Note 3)	531	872

Total assets	7,901	7,167

Liabilities and Stockholders’ Deficit
Current liabilities

Accounts payable and accrued liabilities	44,693	35,373
Loans payable (Note 4)	71,049	55,306
Due to related parties (Note 10)	190,735	151,384
Convertible debentures and related accrued interest, net of unamortized discount of $nil and $7,304, respectively (Note 5)	321,881	286,852
Derivative liabilities (Note 6)	150,473	228,765

Total liabilities	778,831	757,680

Stockholders’ Deficit
Common stock: Unlimited shares authorized, without par value, 115,767,073 and 100,767,073 shares issued and outstanding, respectively	1,274,148	1,184,148
Common stock issuable (Note 7)	225,000	225,000
Additional paid-in capital	757,586	754,586
Accumulated deficit	(3,027,664)	(2,914,247)

Total stockholders’ deficit	(770,930)	(750,513)

Total liabilities and stockholders’ deficit	7,901	7,167

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended October 31, 2014 $	Three Months Ended October 31, 2013 $	Nine Months Ended October 31, 2014 $	Nine Months Ended October 31, 2013 $

Revenue	–	–	–	–

Expenses
Amortization	114	113	341	342
Foreign exchange loss	10,864	4,014	7,726	11,399
General and administrative	14,077	5,017	31,355	19,967
Management fees (Note 10)	–	7,500	3,000	22,500
Professional fees	2,468	4,437	23,266	12,934
Total expenses	27,523	21,081	65,688	67,142

Loss from operations	(27,523)	(21,081)	(65,688)	(67,142)

Other income (expense)
Accretion of discount on convertible debentures	–	(2,235)	(7,304)	(3,451)
Financing costs	–	–	(90,000)	(63,000)
Gain (loss) on change in fair value of derivative liabilities	(130,089)	(79,170)	78,294	(49,403)
Loss on settlement of debt	–	(490,000)	–	(490,000)
Interest expense	(10,109)	(9,047)	(28,719)	(25,755)
Total other income (expense)	(140,198)	(580,452)	(47,729)	(631,609)

Net loss	(167,721)	(601,533)	(113,417)	(698,751)

Net loss per share, basic and diluted	–	(0.01)	–	(0.02)

Weighted average shares outstanding – basic and diluted	115,767,073	49,843,160	110,074,004	40,510,663

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

Statements of Cash Flows

(Expressed in Canadian dollars)

	Nine Months Ended October 31, 2014 $	Nine Months Ended October 31, 2013 $

Operating activities
Net loss	(113,417)	(698,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	7,304	3,451
Amortization	341	342
(Gain) loss on change in fair value of derivative liabilities	(78,292)	49,403
Stock issued for financing costs	90,000	–
Stock issued for loan default	–	63,000
Loss on settlement of debt	–	490,000
Services contributed by officer	3,000	–
Changes in operating assets and liabilities:
Other receivable	(749)	(756)
Accounts payable and accrued liabilities	45,288	20,256
Due to related parties	39,351	46,688
Net cash provided by (used in) operating activities	(7,174)	(26,367)

Financing activities
Proceeds from loan payable	7,500	10,000
Proceeds from issuance of convertible debentures	–	15,000
Net cash provided by financing activities	7,500	25,000

Effect of foreign exchange	–	9,214
Increase in cash	326	7,847
Cash – beginning of period	1,044	475

Cash – end of period	1,370	8,322
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–
Non-cash investing and financing activities:
Shares issued for settlement of debt	–	525,000

(The accompanying notes are an integral part of these financial statements)

NEUROKINE PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2014 (unaudited)

(Expressed in Canadian dollars)

1.	Nature of Operations and Continuance of Business

Neurokine Pharmaceuticals Inc. (the “Company”) was incorporated in British Columbia under the Business Corporations Act on June 10, 2002. The Company is in the business of developing and commercializing new uses for existing prescription drugs for diseases mediated by acute and chronic inflammatory reactions as well as developing proprietary encapsulation technology in the treatment of neurodegenerative diseases.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2014, the Company has not earned any revenue, has a working capital deficit of $771,461 and an accumulated deficit of $3,027,664. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year-end is January 31.

(b)	Use of Estimates

The financial statements and the related notes of the Company are prepared in accordance with generally accepted evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, valuation of convertible debentures, assumptions used to determine the fair values of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31 and January 31, 2014, the Company had no cash equivalents.

NEUROKINE PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2014 (unaudited)

(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

(e)	Property and Equipment

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

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2014, the Company has 4,599,844 (January 31, 2014 – 27,142,888) potentially dilutive shares.

(j)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 and January 31, 2014, the Company had no items representing comprehensive income or loss.

(k)	Research and Development Costs

Research costs are expensed in the period that they are incurred.

NEUROKINE PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2014 (unaudited)

(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of October 31, 2014.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NEUROKINE PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2014 (unaudited)

(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

(o)	Comparative Figures

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

3.	Property and Equipment

	Cost $	Accumulated amortization $	October 31, 2014 Net carrying value $	January 31, 2014 Net carrying value $

Office furniture and equipment	2,276	1,745	531	872

4.	Loans Payable

(a)

On March 30, 2012, the Company issued a promissory note to a non-related party for $30,000. The loan is unsecured, bears interest at 24% per annum, and was due on March 30, 2013. As at October 31, this loan remains outstanding.

(b)

On September 19, 2013, the Company issued a promissory note to a non-related party for US$10,000. The loan is unsecured, bears interest at 24% per annum, and was due on September 18, 2014. As at October 31, 2014, this loan remains outstanding.

(c)	On June 27, 2014, the Company issued a promissory note to a non-related party of the Company for $7,500. The loan is unsecured, bears interest at 24% per annum, and is due on June 27, 2015.

5.	Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000). The debenture is unsecured, bears interest at 8% per annum, and matured on September 17, 2011. The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture. On June 23, 2011, the Company issued 145,455 common shares to convert $11,674 (US$12,000). On June 29, 2011, the Company issued 169,697 common shares to convert $13,792 (US$14,000). As of October 31, 2014, the carrying value of the convertible debenture is $22,542 (US$20,000) (January 31, 2014 - $22,276 (US$20,000)), plus the accrued default penalty of $11,271 (US$10,000) (January 31, 2014 - $11,138 (US$10,000)) and accrued interest of $1,572 (US$1,395) (January 31, 2014 - $1,553 (US$1,395)). As of October 31, 2014, the fair value of the conversion option derivative liability was $81,684 (January 31, 2014 - $126,868).

NEUROKINE PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2014 (unaudited)

(Expressed in Canadian dollars)

5.	Convertible Debentures (continued)

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000). The debenture is unsecured, bears interest at 8% per annum, and matured on December 23, 2011. The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture. On July 11, 2011, the Company issued 230,303 common shares to convert $18,270 (US$19,000). As of October 31, 2014, the carrying value of the convertible debenture is $45,084 (US$40,000) (January 31, 2014 - $44,552 (US$40,000)), plus the accrued default penalty of $22,542 (US$20,000) (January 31, 2014 – $22,276 (US$20,000)) and accrued interest of $4,400 (US$3,904) (January 31, 2014 - $4,348 (US$3,904)). As of October 31, 2014, the fair value of the conversion option derivative liability was $47,087 (January 31, 2014 - $73,133).

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

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options. The conversion feature resulted in a discount on the convertible note of $100,000. As of October 31, 2014, the carrying value of the convertible debenture is $112,710 (US$100,000) (January 31, 2014 - $111,380 (US$100,000)), plus accrued interest of $78,706 (US$69,830) (January 31, 2014 - $57,783 (US$51,879)).

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

As the convertible debt terms include a beneficial conversion feature, the Company accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options.The conversion feature resulted in a discount on the convertible note of $15,000. During the nine months ended October 31, 2014, the Company recorded accretion expense of $7,304 (2013 - $1,216). As of October 31, 2014, the carrying value of the convertible debenture is $16,907 (US$15,000) (January 31, 2014 -$8,572 (US$7,696)), plus accrued interest of $6,147 (US$5,454) (January 31, 2014 - $2,974 (US$2,670)).

NEUROKINE PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2014 (unaudited)

(Expressed in Canadian dollars)

6.	Derivative Liabilities

Derivative liabilities consist of convertible debentures with variable conversion prices and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency. The fair values of these derivative liabilities are as follows:

	October 31, 2014 $	January 31, 2014 $
	(unaudited)

December 2010 convertible debenture	52,698	81,848
February 2011 convertible debenture	28,376	44,072
Default penalty on convertible debentures	47,697	74,080
75,000 warrants expiring on July 4, 2013	–	–
3,800,000 warrants expiring on July 30, 2015	21,702	28,765

	150,473	228,765

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
75,000 warrants expiring on July 4, 2013	125%	0.30%	0%	2.00
3,800,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at October 31, 2014:
December 2010 convertible debenture	285%	0.01%	0%	0.25
February 2011 convertible debenture	285%	0.01%	0%	0.25
Default penalty on convertible debenture	285%	0.01%	0%	0.25
3,800,000 warrants expiring on July 30, 2015	240%	0.08%	0%	0.75

7.	Common Shares

On March 24, 2013, 30,000,000 shares of common stock were issuable pursuant to a default penalty on a convertible note payable.

On April 27, 2014, 15,000,000 shares of common stock were issuable pursuant to a default penalty on a convertible note payable. $90,000 was recorded as financing costs on the Statement of Operations for the nine months ended October 31, 2014 related to this default (October 31, 2013 - $63,000).

On September 24, 2013, the Company issued 35,000,000 shares of common stock to settle $35,000 of due to related party.

NEUROKINE PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2014 (unaudited)

(Expressed in Canadian dollars)

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price (US$)

Balance, January 31, 2013	3,875,000	0.01

Expired	(75,000)	0.15
Balance, October 31 and January 31, 2014	3,800,000	0.01

As at October 31, 2014, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Grant Date	Expiry Date

3,800,000	0.005	July 30, 2010	July 30, 2015

9.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price(US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding and exercisable, January 31, 2013	800,000	0.005	2.3	–
Outstanding and exercisable, January 31, 2014	800,000	0.005	1.3	–
Outstanding and exercisable, October 31, 2014	800,000	0.005	0.56	–

Additional information regarding stock options, all of which were held by a related party, as of October 31, 2014, is as follows:

Number of Options	Exercise Price $	Expiry Date

800,000	0.005	May 25, 2015

NEUROKINE PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2014 (unaudited)

(Expressed in Canadian dollars)

10.	Related Party Transactions

As at October 31, 2014, the Company owed $182,614 (January 31, 2014 - $151,384) to the Chief Executive Officer of the Company, which is unsecured, non-interest bearing and due on demand.

During the nine months ended October 31, 2014, the Company’s director performed services valued at $3,000 which have been recorded as a contribution to capital.

11.	Fair Value Measurements

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, amounts due to related parties, loans payable, convertible debentures and derivative liability. The Company uses the Black-Sholes model to calculate the fair value of the derivative liability.

		Fair Value Measurements Using
Description	Total Fair Value at October 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$150,472	$-	$150,472	$-

		Fair Value Measurements Using
Description	Total Fair Value at January 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$228,765	$-	$228,765	$-

12.	Subsequent Events

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

Effective October 8, 2014, we filed with the British Columbia Registrar of Companies a Form 11, Notice of Alteration, wherein we removed our Pre-Existing Company Provisions. The removal of the Pre-Existing Company Provisions was approved as a special resolution by our stockholders at a special meeting held on September 26, 2014. As approved by our stockholders at the special meeting, we cancelled our Articles and adopted a new form of Articles which came into effect on October 8, 2014.

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

The research and development activities required to produce the intellectual property underlying our two product candidates, NK-001 and NK-002, was carried out by Dr. Ahmad Doroudian, a director and officer of our company, Jonathan Willmer, our former chief medical officer and former director, and Dr. Hassan Salari, our former officer and director, in their capacity as our officers. To date, we have outsourced all other research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We have relied primarily on three contractors in this regard. The first, Globe Laboratories Inc., is a center for drug research and development founded and controlled by Julian Salari, a former officer and director of our company that provides us with expertise in manufacturing certain generic drugs that are the basis of our planned products. The second, Virtus, is a South African firm that specializes in the planning and execution of clinical trials and has developed the clinical protocol of NK-001 on our behalf and entered into an agreement with us to conduct that clinical trial. The third, Northern Lipids Inc., assisted us to develop certain liposomal encapsulations for our development of NK-002. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements.

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

On September 26, 2013, we entered into a debt settlement subscription agreement with a director and officer of our company, Ahmad Doroudian. Pursuant to the agreement, our board of directors authorized the issuance to Dr. Doroudian of 35,000,000 shares in our common stock at the price of $0.001 per share. The securities were issued in full settlement of $35,000 in debt payable on demand to Dr. Doroudian in respect of cash advances made by him to our company. As a result of the transaction Dr. Doroudian owns or beneficial owns the aggregate of 43,059,784 shares of our common stock which constitutes approximately 60% of our issued and outstanding voting securities as at the date of this report.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2014, which are included herein.

Our operating results for the three and nine months ended October 31, 2014 and 2013 are summarized as follows:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2014		2013		2014		2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Amortization		$114		$113		$341		$342
Foreign exchange (gain) loss		$10,864		$4,014		$7,726		$11,399
General and administrative		$14,077		$5,017		$31,355		$19,967
Management fees	$	Nil		$7,500		$3,000		$22,500
Professional fees		$2,468		$4,437		$23,266		$12,934
Total Other (Income) Expenses		$140,198		$580,452		$47,729		$631,609
Net Income (Loss)		$(167,721)		$(601,533)		$(113,417)		$(698,751)

For the three months ended October 31, 2014, our net loss decreased by $433,812 as compared to the three months ended October 31, 2013. For the nine months ended October 31, 2014, our net income decreased by $585,334 as compared to the nine months ended October 31, 2013. The 2013 periods included a loss of $490,000 on settlement of debt, which was not incurred in the 2014 periods and resulted in a decrease in our net loss.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	January 31,
	2014	2014
Current Assets	$7,370	$6,295
Current Liabilities	$778,831	$757,680
Working Capital (Deficit)	$(771,461)	$(751,385)

Our total current assets as of October 31, 2014 were $7,370 as compared to total current assets of $6,295 as of January 31, 2014. The increase was primarily due to an increase in cash and amounts receivable. Our total current liabilities as of October 31, 2014 were $778,831 as compared to total current liabilities of $757,680 as of January 31, 2014. The increase in current liabilities was attributed to an increase in accounts payable and accrued liabilities, loans payable, due to related party and convertible debenture offset by a decrease in derivative liabilities.

Cash Flows

	Nine Months Ended
	October 31,
	2014		2013
Net Cash Provided By (Used In) Operating Activities		$(7,174)	$(26,367)
Net Cash Provided By Financing Activities		$7,500	$25,000
Effect of foreign exchange	$	Nil	$9,214
Increase in Cash During the Period		$326	$7,847

Operating Activities

During the nine months ended October 31, 2014, our cash used by operating activities decreased by $19,193. The decrease in cash used for operating activities was as a result of an increase in accounts payable and accrued liabilities.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2014 and 2013.

Financing Activities

During the nine months ended October 31, 2014, we received $7,500 in cash from financing activities compared with proceeds of $nil during the nine months ended October 31, 2013 from the issuance of a loan.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31, 2014, and January 31, 2014, our company had no cash equivalents.

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

Earnings (Loss) Per Share

Our company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At October 31, 2014, our company has 4,599,844 (January 31, 2014 – 27,142,888) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2014, and January 31, 2014, our company had no items representing comprehensive income or loss.

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

Comparative Figures

During the period, we determined that certain transactions affecting stockholders’ equity had inadvertently been recorded using a par value of $0.001 in the fiscal year ended January 31, 2014.

Our company has determined that our previously filed Form 10-K included a misclassification of $33,000 related to equity.  After taking the reclassification into account, the balances of common shares and additional paid-in capital as of January 31, 2014, are $1,151,148 and $787,586, respectively.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, we have adopted this standard as of October 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Current Report on Form 8-K filed on June 4, 2014)
3.10	Form 11 Notice of Alteration (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROKINE PHARMACEUTICALS INC.
(Registrant)

Dated: December 15, 2014	By:	/s/ Ahmad Doroudian
Ahmad Doroudian
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: December 15, 2014	By:	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

