Form 10-K
period 2015-01-31
Pivot Pharmaceuticals Inc.
filed 2015-05-15
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  [_____] to [______]

Commission file number 333-161157

PIVOT PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1275 West 6th Avenue, Vancouver, British Columbia	V6H 1A6
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (604) 805-7783

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2014 was $139,908.07 based on a $0.0044 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

108,363,784 common shares as of May 15, 2015.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Pivot Pharmaceuticals Inc., unless otherwise indicated.

General Overview

We are a development stage biopharmaceutical company. We were incorporated in the Province of British Columbia, Canada under the name “649186 B.C. Ltd.”, on June 10, 2002. On September 9, 2003, we changed our name to “Xerxes Health Corp.” and on June 26, 2007, we changed our name to “Neurokine Pharmaceuticals Inc.”.

Effective June 4, 2014, we filed with the British Columbia Registrar of Companies a Form 11, Notice of Alteration, wherein we have increased our authorized share capital from 500,000,000 common shares without par value to an unlimited number of common shares without par value. The increase of authorized capital was approved by our stockholders at the annual and special meeting held on June 3, 2014.

On September 26, 2014, our company held a special meeting of stockholders to approve the removal of our company's Pre-Existing Company Provisions, the cancellation of our current Articles and the adoption of new Articles and to approve a reverse stock split on the basis of up to 1:100.

Effective October 8, 2014, we filed with the British Columbia Registrar of Companies a Form 11, Notice of Alteration, wherein we have removed our Pre-Existing Company Provisions.

Effective April 7, 2015, we filed with the British Columbia Registrar of Companies a Form 11, Notice of Alteration, wherein we changed our name to "Pivot Pharmaceuticals Inc.".

Effective at the opening of trading on April 20, 2015, as approved by FINRA, our company effected a reverse stock split of our issued and outstanding common shares on a 10 old for 1 new share basis, and approved the change of our name from “Neurokine Pharmaceuticals Inc.”, to “Pivot Pharmaceuticals Inc.”.

Our principal executive office is located at 1275 West 6th Avenue, Vancouver, British Columbia, Canada, V6H 1A6. Our telephone number is (604) 805-7783.

We are engaged in the development and commercialization of therapeutic pharmaceutical products with a strategic emphasis on research and development to innovate new applications for existing drugs. This is commonly known as drug re-profiling. Our research and development activities are focused on assessing known drugs and compounds, developing hypotheses concerning their usage for new indications (diseases), and conducting experimentation and clinical research to test those hypotheses. Where appropriate based on our research, we intend to depart from a strict re-profiling strategy to develop new variants of, or delivery methods for, or new dosage regimens for existing drugs or compounds.

Our business model currently includes the following activities:

•	identifying new indications for approved and marketed products;
•	securing intellectual property rights to those products;
•	conducting preliminary laboratory tests and clinical trials; and
•	establishing partnerships with large pharmaceutical, specialty pharmaceutical companies and biotechnology companies to develop and commercialize products outside of the initial market focus.

Our management believes that our strategic emphasis on drug re-profiling is superior to a strategy based exclusively on new drug development because the drugs we are seeking to re-profile have already passed a significant number of required regulatory tests. Similarly, when compared to developing a new drug, re-profiling typically requires less research and development time and cost and offers a greater possibility of obtaining regulatory approval and ultimately achieving commercialization. On the other hand, drug re-profiling can also pose certain challenges such as securing intellectual property rights generic drugs, the cost of which may make re-profiling prohibitive. In spite of any advantages our strategy may provide, we will likely face a wide range of common pharmaceutical industry challenges. For example, any products that we may develop will be required to undergo a time-consuming, costly and burdensome pre-market approval process for efficacy and we may be unable to obtain regulatory approval for them.

We may not commence clinical testing of any products that we may develop and the commercial value of any clinical study that we conduct will depend significantly upon our choice of indication and our patient population selection. If we are unable to commence clinical testing or if we make a poor choice in terms of clinical strategy, we may never achieve revenues. Our clinical trials may also fail to adequately demonstrate the efficacy of our product candidates for our chosen indications, which may force us to abandon our business plan. Even if we are able to ultimately obtain regulatory approval for any products that we may develop, we may never become profitable.

To date, we have concentrated our research and development activities on innovating uses for existing drugs for the treatment of diseases mediated by acute and chronic inflammatory reactions. Our new activities for 2015 and on will focus on repositioning drugs into the underserved markets of Women’s Health indications as well as additional targets in Neurology. We have identified three drug classes (P-001, P-002, P-003) that can serve unmet or underserved indications in the Women’s Health market if we can demonstrate efficacy. Through the research executed previously by Neurokine, target drugs have been identified and, where required, secured the rights necessary to develop two anti-inflammatory products, NK-001 and NK-002, that we believe hold promising prospects for the treatment of neurocognitive impairment that occurs in patients that have undergone cardiac artery bypass and Alzheimer’s disease, respectively.

P-001 is a new application of an existing generic drug class and therefore adheres to our re-profiling strategy. We anticipate that P-001 will require minimal pre-clinical studies for the new indication in Women’s Health (including dysmenorrhea, kidney stones and urinary tract indications), but will not require preliminary safety or pharmacokinetic data (the process by which the drug is metabolized by the body) studies. P-001 is a new application of the drug class that blocks alpha-adrenergic receptors, several of which are marketed under United States Food and Drug Administration (“FDA”) approval as a treatment for benign prostrate hyperplasia in men. Because this class has several candidates that have already been the subject of safety studies on a patient population similar to patients targeted by P-001, we do not anticipate having to complete these additional studies before proceeding to later-stage clinical trials, such as going directly into a Phase IIa. Although unlikely, it remains that the Regulatory Authorities may require additional studies as part of the application for marketing.

P-002 is a new application of an existing generic drug class and therefore adheres to our re-profiling strategy. We anticipate that P-002 will require minimal pre-clinical studies for the new indication in Women’s Health (including hot flushes in peri-menopause), but will not require preliminary safety or pharmacokinetic data (the process by which the drug is metabolized by the body) studies. P-002 is a new application of the drug class that blocks central-adrenergic receptors, several of which are marketed under United States Food and Drug Administration (“FDA”) approval as a treatment for hypertension. Because this class has several candidates that have already been the subject of safety studies on a patient population similar to patients targeted by P-002, we do not anticipate having to complete these additional studies before proceeding to later-stage clinical trials, such as going directly into a Phase IIa. Although unlikely, it remains that the Regulatory Authorities may require additional studies as part of the application for marketing.

P-003 is a new application of an existing generic drug class and therefore adheres to our re-profiling strategy. We anticipate that P-003 will require minimal pre-clinical studies for the new indication in Neurology (dementia, migraine prevention), but will not require preliminary safety or pharmacokinetic data (the process by which the drug is metabolized by the body) studies. P-003 is a new application of the drug class that act as angiotensin-2 inhibitors, several of which are marketed under United States Food and Drug Administration (“FDA”) approval as a treatment for hypertension. Because this class has several candidates that have already been the subject of safety studies on a patient population similar to patients targeted by P-003, we do not anticipate having to complete these additional studies before proceeding to later-stage clinical trials, such as going directly into a Phase IIa. Although unlikely, it remains that the Regulatory Authorities may require additional studies as part of the application for marketing.

NK-001 is a new application of an existing new drug and therefore adheres to our re-profiling strategy. We do not anticipate that NK-001 will require pre-clinical, preliminary safety or pharmacokinetic (the process by which the drug is metabolized by the body) studies. NK-001 is a new application of the drug Etanercept, which is marketed under United States Food and Drug Administration (“FDA”) approval as a treatment for rheumatoid arthritis. Because Etanercept has already been the subject of safety studies on a patient population similar to patients targeted by NK-001, we do not anticipate having to complete these additional studies before proceeding to later-stage clinical trials, and we have previously received approval to conduct clinical trials in South Africa on that basis.

In contrast, NK-002 is a new formulation for the delivery of an existing drug and is therefore properly classified as a new drug. As a new drug, NK-002 will require a complete development program, including the full range of successful pre-clinical, safety and pharmacokinetic studies before advanced clinical testing will be permitted to occur. Both of our planned products, including our leading candidate, NK-001, are in the development stage as of the date of this annual report and neither has been approved to date for sale to the public in any country.

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

A brief summary of the major stages of our business plan that we are seeking to complete over the next 12 months and the cost estimates to complete each step are as follows:

•	Screening from classes of drugs to select P-001, P-002, P-003 in specific in vitro and in vivo models either gender specific or indication specific - $1,500,000;

•	Reformulation and dosage regimen testing for P-001, P-002, P-003 -$1,500,000;

•	commence and complete planned Phase II clinical trial of NK-001 (50 patients) - $2,355,000; and

•	complete pre-clinical studies of NK-002 - $800,000.

We will also be required to complete additional steps in order to market and sell any of our products to the public. Our determination of which specific additional steps we will need to complete before any of our products become marketable may vary depending on the results of the clinical trials and studies mentioned above. The following table sets out the various steps we anticipate we must complete in order to carry out our business plan for our planned products. Estimated costs and completion times have been indicated where estimable, as has any progress made to date.

Products
Anticipated Steps	P-001	P-002	P-003
Intellectual Property	Screening in female tissues/models, reformulation and assessment of dosage regimen ($500,000) Follow by submission of new patent application	Screening in female tissues/models, reformulation and assessment of dosage regimen ($500,000) Follow by submission of new patent application	Screening in female tissues/models, neurological models, reformulation and assessment of dosage regimen ($500,000) Follow by submission of new patent application
Secure Rights to Use Re-Profiled Drugs	Not Required (generic drug)	Not Required (generic drug)	Not Required (generic drug)
Pre-Clinical Testing	Required to select specific drug within class ($500,000)	Required to select specific drug within class ($500,000)	Required to select specific drug within class ($500,000)
Secure Investigational New Drug Approval or Equivalent	Not required (Generic drug)	Not required (Generic drug)	Not required (Generic drug)
Phase I Clinical Trials	Not Required	Not Required	Not Required
Phase II Clinical Trials	Required	Required	Required
Phase III Clinical Trials	Required	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required	Required

Products
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $800,000 Estimated Completion Date: Unknown
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $2,355,000 Estimated Completion Date: Unknown	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

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

To date, we have concentrated our research on innovating applications for existing drugs for the treatment of diseases and conditions mediated by acute and chronic inflammatory reactions in neurological indications as well as testing existing drugs in specific women’s health indications. The diseases and conditions that have been the subject of our previous research include:

•	neurocognitive impairment, and specifically, neurocognitive impairment in post-coronary artery bypass graft (also known as “CABG” or “heart bypass”) surgery patients;

•	degenerative central nervous system diseases, and specifically, Alzheimer’s disease; and

•	degenerative disk disease, and specifically, discogenic neck and back pain conditions.

Our planned research and development for the next 12 months will look at three well characterized, safe and broadly prescribed generic drugs.

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

Clinical trials involving new drugs are commonly classified into four phases. Each phase of the drug approval process is treated as a separate clinical trial. The drug-development process will normally proceed through all four phases over many years. If the drug successfully passes through Phases I, II, and III, it will usually be approved by the national regulatory authority for use in the general population. Phase IV trials are ‘post-approval’ studies. Due to the considerable cost that may be required to complete a full series of clinical trials, the burden of paying for all the necessary people and services is usually borne by the sponsor, who may be the pharmaceutical or biotechnology company that developed the drug that is the subject of the study. Since the diversity of roles may exceed the resources of the sponsor, clinical trials are often managed by outsourced partners such as contract research organizations. Furthermore, approval rates for new drugs at each clinical trial stage are prohibitively low, which may require the sponsor to finance additional trials or abandon the drug under development altogether. The various phases of clinical trials and the anticipated clinical trial requirements of our planned products are described in detail in this section under the heading “Clinical Trial Phases”.

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

We anticipate that our re-profiling approach will result in faster, more efficient clinical trials and dramatically increase the chance of obtaining regulatory approval at each clinical trial stage. In some cases (as in the case of NK-001, P-001, P-002 and P-003), we anticipate that we will be able to obtain a regulatory waiver and bypass certain clinical trial stages as a result of basing our products on re-profiled drugs.

Our Products

Our product research will have two clear lines for Women’s Health and Neurological targets with a path of innovating existing drugs carefully selected into new indications.

The first target focus is on small molecule chemical entities that have been broadly used but not specifically tailored or personalized to women’s health indications. To date we have identified three classes of drugs from which a specific drug candidate will be selected as the most efficacious in women including:

•	P-001 for the potential treatment of dysmenorrhea, lower urinary tract symptoms and kidney stones;

•	P-002 for the potential treatment of peri-menopausal ‘hot flushes’; and

•	P-003 for the potential prevention and treatment of migraine headaches and the progression from mild cognitive impairment to dementia (Alzheimer’s Disease progression).

P-001

The P-001 programs are based upon a class of drugs that block the alpha adrenergic receptor. There are several generic compounds in this drug class available for us to select from. We plan to screen for the best female target/tissue/animal model specific compound from this class and file a patent application on our findings.

For P-001 to become profitable, we will require our patent application to be successful. If our application is not ultimately successful, we may be forced to abandon our development of P-001. For our patent application to succeed, we may be required to complete additional research in order to respond to enquiries from the United States Patent Office or to defend against challenges to our patent once it is published, if at all.

First P-001 Program: Dysmenorrhea

Dysmenorrhea is a medical condition of pain during menstruation that interferes with daily activities. Dysmenorrhea is often defined simply as menstrual pain, or at least menstrual pain that is excessive. Menstrual pain is often used synonymously with menstrual cramps, but the latter may also refer to menstrual uterine contractions, which are generally of higher strength, duration and frequency than in the rest of the menstrual cycle.

Dysmenorrhea can feature different kinds of pain, including sharp, throbbing, dull, nauseating, burning, or shooting pain. Dysmenorrhea may precede menstruation by several days or may accompany it, and it usually subsides as menstruation tapers off. Dysmenorrhea may coexist with excessively heavy blood loss, known as menorrhagia.

Secondary dysmenorrhea is diagnosed when symptoms are attributable to an underlying disease, disorder, or structural abnormality either within or outside the uterus. Primary dysmenorrhea is diagnosed when none of these are detected.

The main symptom of dysmenorrhea is pain concentrated in the lower abdomen, in the umbilical region or the suprapubic region of the abdomen. It is also commonly felt in the right or left abdomen. It may radiate to the thighs and lower back. Symptoms often co-occurring with menstrual pain include nausea and vomiting, diarrhea or constipation, headache, dizziness, disorientation, hypersensitivity to sound, light, smell and touch, fainting, and fatigue. Symptoms of dysmenorrhea often begin immediately following ovulation and can last until the end of menstruation. This is because dysmenorrhea is often associated with changes in hormonal levels in the body that occur with ovulation. The use of certain types of birth control pills can prevent the symptoms of dysmenorrhea, because the birth control pills stop ovulation from occurring.

During a woman's menstrual cycle, the endometrium thickens in preparation for potential pregnancy. After ovulation, if the ovum is not fertilized and there is no pregnancy, the built-up uterine tissue is not needed and thus shed. Molecular compounds called prostaglandins are released during menstruation, due to the destruction of the endometrial cells, and the resultant release of their contents. Release of prostaglandins and other inflammatory mediators in the uterus cause the uterus to contract. These substances are thought to be a major factor in primary dysmenorrhea. When the uterine muscles contract, they constrict the blood supply to the tissue of the endometrium, which, in turn, breaks down and dies. These uterine contractions continue as they squeeze the old, dead endometrial tissue through the cervix and out of the body through the vagina. These contractions, and the resulting temporary oxygen deprivation to nearby tissues, are responsible for the pain or "cramps" experienced during menstruation.

Compared with other women, women with primary dysmenorrhea have increased activity of the uterine muscle with increased contractility and increased frequency of contractions.

The diagnosis of dysmenorrhea is usually made simply on a medical history of menstrual pain that interferes with daily activities. However, there is no universally accepted gold standard technique for quantifying the severity of menstrual pains. Yet, there are quantification models, called menstrual symptometrics, that can be used to estimate the severity of menstrual pains, as well as correlate them with pain in other parts of the body, menstrual bleeding and degree of interference with daily activities.

Current treatments include non-steroidal anti-inflammatory drugs (“NSAIDs”) which are effective in relieving the pain of primary dysmenorrhea but can have side effects of nausea, dyspepsia, peptic ulcer, and diarrhea. Women that are unable to take the more common NSAIDs may be prescribed a COX-2 inhibitor, however these have been ‘black-box’ labeled with possible significant cardiac side effects.

In addition, hormonal contraceptives are also used to treat dysmenorrhea. Although use of hormonal contraception can improve or relieve symptoms of primary dysmenorrhea, there are no clear conclusions can be made about the efficacy of commonly used modern lower dose combined oral contraceptive pills for primary dysmenorrhea.

The prevalence of dysmenorrhea is estimated to be approximately 25% of women. Complaints of dysmenorrhea are greatest among women in their late teens and 20s, with reports usually declining with age. The prevalence in adolescent females is reported to be greater than 50%.

Treatment with alpha adrenergic blockers: The uterine muscle is mainly enervated by alpha adrenergic nerve endings. This enervation is similar to that of the bladder lower part called the trigon. The use of effective alpha adrenergic blockers can significantly reduce or eliminate the excessive uterine contractions, the phenomenon behind the dysmenorrheal symptoms. There are several alpha adrenergic blockers on the market with varying specificity to the sub-types of the alpha adrenergic receptor. This selection gives us the opportunity to discover the compound with the best efficacy/risk ratio. Currently, alpha adrenergic blockers are indicated for the treatment of hypertension (very old and non-selective alpha blockers) and Benign Prostatic Hyperplasia (BPH). Their quick mode of action, excellent efficacy in alleviation of the BPH symptoms and almost perfect safety and tolerability profile make them the drug class of choice for BPH. The similarity in denervation between the trigon and uterus lends to our confidence in the efficacy and safety of alpha adrenergic blockers in dysmenorrhea. In addition, the effect of alpha blockers on dysmenorrhea lends itself to further development of a combination of formulations containing alpha adrenergic blockers and very low doses of NSAIDS reducing the side effects of NSAIDS while increasing the combined efficacy (by blocking prostaglandins).

Second P-001 Program: Lower Urinary Tract Symptoms

Lower urinary tract symptoms (LUTS) are the name given to a group of symptoms including dysuria and incontinence. The term was first coined to describe symptoms in men, which had previously been known as prostatitis. An underlying cause is often not found. LUTS come and go and will spontaneously resolve in nearly half of all cases. Experts recommend making a specific diagnosis when possible and treating any underlying cause. LUTS may be divided into:

•	Filling or irritative symptoms - eg, frequency, urgency, dysuria, nocturia, stress incontinence, urge incontinence; and

•	Voiding or obstructive symptoms - eg, poor stream, hesitancy, terminal dribbling, incomplete voiding, overflow incontinence (due to chronic urinary retention).

Risk factors that can influence LUTS in women include: age, postmenopausal urogenital changes, obesity, smoking, number of childbirths, poor obstetric care and abnormalities of the urogenital system, both congenital or due to pelvic organ prolapse.

 Symptoms can be divided into the following groups:

•	Storage: increased daytime urinary frequency, nocturia, urgency, incontinence, enuresis, continuous urinary leakage, interstitial cystitis;

•	Voiding symptoms: urinary retention, poor stream, hesitancy, intermittent stream, straining, terminal dribble;

•	Postmicturition symptoms: postmicturition dribble, feeling of incomplete emptying;

•	Symptoms associated with sexual intercourse: dyspareunia, vaginal dryness, incontinence;

•	Symptoms associated with genitourinary prolapse: feeling of 'something coming down', low backache, heaviness, dragging sensation;

•	Genital and lower urinary tract pain: pain may be associated with bladder filling, micturition, and postmicturition, or continuous; and

•	Genitourinary pain syndromes and lower urinary tract dysfunction (LUTD): symptom syndromes suggestive of LUTD may be those of an overactive bladder or of bladder outlet obstruction.

Current treatments for LUTS that do not involve administration of drugs include ‘bladder’ training with careful attention to fluid intake, reduction or avoidance of caffeine, cranberry use, pelvic floor exercises, weight loss, smoking cessation and even surgery.

Current treatments that involve medications include antibiotics, antimuscarinic drugs, botulinum toxin, antidepressants, hormone replacement therapy, and duloxetine. Many of the drugs used have significant side effects or should be used for short term relief only.

Traditionally, focus has been on UI in women and on other LUTS, known as “prostatism”, in men. The new term subsequently proved to be relevant since large population-based surveys in recent years have shown that bladder control symptoms are neither sex-, nor age- or disease-specific.

Urinary incontinence is, nevertheless, still the most familiar LUTS in women. Estimates of prevalence range from a few percent to around 50% in different studies. The wide variation in the reported prevalence can be explained by various reasons such as the use of different definitions, the heterogeneity of different study populations and also population sampling procedures. Large cross-sectional population-based samples have however concluded that the prevalence of any female urinary incontinence ranges from 20% to 40% in young and middle-aged women, and then steadily increases with age. Approximately half of the incontinence is stress type (SUI), about 10% urge urinary incontinence (UUI) and one third mixed incontinence (MUI). Stress leakage occurs more frequently in younger women whereas urge and mixed urinary incontinence are more prevalent in the older women.

Similarly to UI, the estimated prevalence of other LUTS varies considerably between different surveys. In the EPIC study, which was a large European population-based survey of UI, Overactive bladder (OAB) and other LUTS, 66% of the participating women reported at least one LUTS. The most common LUTS, in both men and women, was nocturia (48.6% men, 54.5% women), which, in women, was followed by UI and urgency (13.1% and 12.8% respectively). The overall prevalence of OAB, in the EPIC study, was 11.8%. Other large surveys from Europe and the United States have estimated the prevalence of OAB to approximately 17% in both men and women. Several other authors have described the bother of various LUTS and their negative impact on quality of life. UI has been shown to have a negative effect on physical activities, confidence, self-perception and social activities, UUI and MUI being more detrimental than SUI in this respect. In a recent study, Coyne et al. also reported greater rates of co-morbidities and depression as well as significantly worse health-related quality of life and lower work productivity in individuals with OAB symptoms as compared to controls. Nevertheless, several investigations have shown that only a small number of women actually seek help from the medical health care system.

Treatment with alpha adrenergic blockers: Since there is no known gender specific characteristics of bladder function and since bladder dysfunction is at the root of both filling or obstructive types of LUTS, significant reduction in lower bladder (trigon) tension should effectively reduce LUTS symptoms. Prostatism is composed of both obstruction and filling elements. Alpha adrenergic blockers are the main stream treatment for benign prostrate hyperplasia (Prostatism) delivering very effective reduction of symptoms with minimal risk or side effect. It is suggested that the use of this drug class will have similar effect on the LUTS symptoms in women with no additional risk or side effects. This profile is significantly different from the currently used drugs that deliver partial relief with significant and often severe side effects and risk. As with dysmenorrhea, innovative delivery systems/formulations and fixed dose combinations with low doses of existing treatments to LUTS can potentially optimize efficacy with minimal addition of side effects.

P-003

Migraine Prevention (Prophylaxis Treatment) by Angiotensin Receptor Blockers (ARB) and Angiotensin Converting Enzyme Blockers (ACE Inhibitors)

There are two intertwining theories as to the pathophysiology of migraine headache. The classical one proposes that as a reaction to external (food, wine, smoke, etc.) or internal (hormonal fluctuations, stress, sleep deprivation etc.) triggers, susceptible patients develop severe vasoconstriction followed by vasodilatation of the meningeal vessels in the cranial cavity that cause the pain and associated symptoms (nausea, vomiting, photophobia, phonophobia and sensitivity to smell). Another theory points out that the symptoms are a result of sterile inflammation of the meningeal vessels caused by pro-inflammatory substances (such as CGRP) released from the peri-vascular nerves The current consensus is that most probably the cause of migraine is a combination of these 2 phenomenon which influence each other in yet unknown fashion. Angiotensin is a potent vasoconstrictor with pro-inflammatory effects. The safety profile of the marketed ARBs and ACEI show a significant reduction in headaches compared with placebo. Naturally, the reduction in blood pressure as a result of inhibiting Angiotensin (the main indication for these 2 classes of drugs) can reduce headache. However, the inhibition of the vasoconstrictive effect of Angiotensin and of its pro-inflammatory effect, lends to believe that inhibitors at the level of the converting enzyme or receptor, can prevent the development of a migraine attack. This theory has been supported by small pilot studies. The development of fixed dose combinations of ARB or ACEI with low dose aspirin or NSAID delivered by a novel formulation can be effective, safe and patentable. The safety/tolerability of ARB and ACEI are similar to placebo.

The Use of ARB for the Delay in the Conversion of Minimal Cognitive Impairment (MCI) to Full Blown Dementia

MCI is a state in which cognitive functions start to decline gradually with slowly increasing debilitating effect on daily function. Due to the variable degree of MCI, people suffering of mild forms perform well at work and life outside work, but with noticeable decline in their capacities. Full blown Dementia is a state where cognition is at such low level that daily functions are severely disrupted. The classical approach differentiates between Vascular Dementia and Alzheimer’s disease. In the past, these conditions were considered different in both pathophysiology and clinical aspects, a growing overlap has been lately discovered, such as the effect of high blood pressure on the development of Lewy Bodies in Alzheimer’s. The combined effect of ARBs on reducing blood pressure and their profound anti inflammatory effect should delay the progression of MCI into Dementia. The role of Angiotensin in the development of vascular dementia and even Alzheimer’s Disease is currently under investigation, however, there is a large body of evidence that supports the notion that reduction of blood pressure improves cognition and delays dementia.

The second target focus is on biologics (vaccines, blood and blood components), allergenics, somatic cells (cells relating to the wall of the body cavity), gene therapy, tissues, and recombinant therapeutics (drugs produced by genetic engineering) that cause cell death in tumors. Such biologics are known as anti-tumor necrosis factors. To date, we have identified two products as ideal candidates for development:

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

Our study will involve identifying 50 otherwise healthy individuals undergoing heart bypass surgery, performing pre-surgery cognitive assessment, administering NK-001 (Etanercept) pre and post-surgery and six months of follow up. We anticipate that we will begin our trial 6 months after the completion of the required financing estimated at $2,350,000.

Regulatory and Patent Issues

Etanercept was first released for commercial use in late 1998. In North America, it is co-marketed by Amgen Inc. and Pfizer Inc. under the trade name Enbrel in two separate formulations, one in powder form and the other as a pre-mixed liquid. Pfizer Inc. is the sole marketer of Enbrel outside of North America.

In our research, we have worked with the generic form of Etanercept. We currently have not sourced a generic form of Etanercept. In order for us to conduct our NK-001 and NK-002 successfully, we will need to source a generic form of Etanercept.

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

NK-001 is currently used in the treatment of arthritis and psoriasis to block the actions of TNF-Alpha made by the body’s immune system. TNF-Alpha is a protein that triggers an array of pro-inflammatory effects. In patients with Alzheimer’s disease, NK-001 appears to have an effect that is sustained beyond six months of treatment. In fact, a small pilot study conducted by researchers at the University of California, Los Angeles, in 15 patients administering 25-50 milligrams of NK-001 significantly improved MMS (Mini-Mental Status Examination), ADAS-Cog (Alzheimer’s Disease Assessment Skill) and SIB (Severe Impairment Battery) results (See Tobinick, Gross, Weinberger, Cohen: “TNF-Alpha Modulation for Treatment of Alzheimer’s Disease: A 6-Month Pilot Study” (MedGenMed 2006, 8(2):25)). These results show great promise, exceeding the exhibited short-lived effects of traditional cholinesterase treatment. However, NK-001 is noted for its poor blood-brain barrier penetration. In fact, naked protein drugs like NK-001 traverse the blood-brain barrier at a rate of approximately 0.001% to 9%. However, if appropriately encapsulated, protein drugs traverse the blood brain barrier at a rate of between 1% and 20%. According to a 2006 study, encapsulation increases the rate of drug uptake by 100% to 1000% (See Mishra, Mahor, Rawat, et al., “Targeted brain delivery of AZT via transferrin anchored pegylated albumin nanoparticles” (J Drug Target 2006; 14:45-53)).

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

We employ our own proprietary encapsulation technology developed on our behalf by Northern Lipids in accordance with our master service agreement.

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

Of our current planned products, the P-001, P-002 and P-003 will require some pre-clinical work to select the best drug in class for female therapy. In addition formulation and dosage regimen work studies may need to be conducted. We estimate the screening studies for the three drug classes to cost approximately $500,00 per program with an aggregate cost of $1.5 M. If formulation and dosage regimen needs to be modified for intellectual property protection, the three candidates will also require formulation work at a cost of approximately $500,00 per class with an aggregate cost of $1.5 M. Subject to our ability to obtain adequate funding, all of these studies could be performed in a period of 18-24 months. NK-001 will not require any additional pre-clinical testing. NK-002 will require us to undertake pre-clinical trials. Subject to our ability to obtain adequate financing, we anticipate completing pre-clinical trials of NK-002 at a cost of approximately $800,000 over a period of 12 months. It is our goal to begin pre-clinical trials of NK-002 4 months after the completion of the required financing; however we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do.

Phase 0

Phase 0 is a recent designation for exploratory, first-in-human trials conducted in accordance with the FDA’s 2006 Guidance on Exploratory Investigational New Drug (IND)

Studies: Distinctive features of Phase 0 trials include the administration of single subtherapeutic doses (doses not intended to treat diseases) of the study drug to a small number of subjects (10-15) to gather preliminary data on the agent’s pharmacokinetics (how the body processes the drug) and pharmacodynamics (how the drug works in the body).

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

Phase I trials most often include healthy volunteers; however, real patients are used in some circumstances, such as when patients have an end-stage disease and lack other treatment options. This exception to the rule most often occurs in oncology (cancer) and HIV drug trials. Volunteers are paid an inconvenience fee for the time they spend in the volunteer center. Pay ranges from a small amount of money for a short period of residence to a larger amount of up to approximately $6,000 depending on the length of the volunteer’s participation in the trial.

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

All of our planned products must undergo Phase II clinical trials. Completion of these trials is subject to our ability to obtain adequate financing.

We anticipate completing our Phase II trial of NK-001 at a cost of approximately $2,355,000 over a 12 month period. It is our goal to begin our trial 6 months after the completion of the required financing; however, we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do. The trial protocol for our Phase II trial is complete and has received full regulatory approval.

We have not completed a prospective budget or timetable for completing Phase II trials of P-001, P-002, P-003 or NK-002. Our ability to pursue Phase II trials for these programs is subject to our ability to obtain adequate financing and to successfully complete pre-clinical and Phase I trials on the drugs.

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

While not required in all cases, it is typically expected that at least two successful Phase III trials will be necessary to demonstrate a drug’s safety and efficacy in order to obtain approval from appropriate regulatory agencies, such as the FDA (United States), the Therapeutic Goods Administration (Australia) or the European Medicines Agency (European Union), for example.

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

Markets for our Planned Products

P-001

Women’s Health	Dysmenorrhea	P-001	> $460 M
	Female Lower Urinary Tract Symptoms	P-001	> $300 M
	Kidney Stones	P-001	> $200M

Sales are very conservatively estimated for US only, incidence of indication, modest pricing and market penetration.

P-002

Therapeutic Area	Indication	Compound	Potential Sales (USD)
Women’s Health	Peri-Menopausal Symptoms	P-002	> $100M

Sales are very conservatively estimated for US only, incidence of indication, modest pricing and market penetration.

P-003

Therapeutic Area	Indication	Compound	Potential Sales (USD)
Neurology	Migraines +	P-003	> $300M
	Dementia +	P-003	> $ 1B

Sales are very conservatively estimated for US only, incidence of indication, modest pricing and market penetration.

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

NK-002

According to the United States Alzheimer’s Association, approximately 5.3 million Americans suffered from Alzheimer’s disease in 2009. According to Alzheimer’s Disease International, there are an estimated 30 million people with dementia worldwide. By 2050, it is projected that this figure will have increased to over 100 million, with much of the increase occurring in developing countries. Already more than 60% of people with dementia live in developing countries, but by 2040 this is estimated to rise to 71%. The fastest growth in the elderly population is taking place in China, India and their south Asian and western Pacific neighbors. Alzheimer’s disease accounts for more than 50% of cases of dementia in Caucasian populations, but this may not apply to other national or ethnic groups, as more research is needed in this area. We cannot yet anticipate what share of the market of Alzheimer’s medication NK-002 is likely to assume if it is proven safe and effective.

Research and Development

We have spent $nil on research and development expenses for the last two fiscal years. From our inception on June 10, 2002 to January 31, 2015 we spent $282,715 on research and development activities. We anticipate that we will incur approximately $1.4 million in research and development expenses over the next 12 months; however this may change if we are unsuccessful in obtaining sufficient additional financing.

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

If P-001, P-002, P-003 or NK-001 or any of our other products receives marketing approval from the FDA, we currently plan to build our own U.S. sales force to market our products directly to surgical and post-surgical centers and physicians in the United States who specialize in CABG surgery. We believe that we can best serve this market with a focused, specialty sales force. We also plan to conduct a variety of promotional and educational programs aimed at establishing awareness of NK-001 in the physician community as an approved treatment for post-heart bypass neurocognitive impairment. These programs will focus on differentiating NK-001 from other competing products and re planned to include sales representative promotion, publications in medical journals, continuing medical education, symposia, regional speaker programs and medical conference exhibits.

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

Subsidiaries

We do not have any subsidiaries.

Employees and Consultants

As of May 15, 2015, we did not have any full-time or part-time employees. We currently engage independent contractors in the areas of accounting, legal and auditing services. We plan to engage independent contractors in the areas of clinical trial data management.

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

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our programs or our future product candidates, or such approval of new indications for our future products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad European Union.

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

Marketing Authorization

In the European Union, approval of new medicinal products can be obtained through the mutual recognition procedure or the centralized procedure. The mutual recognition procedure entails initial assessment by the national authorities of a single member state and subsequent review by national authorities in other member states based on the initial assessment. The centralized procedure requires the submission of a single Marketing Authorization Application (a “MAA”) to the European Medicines Agency (the “EMA”) leading to an approval that is valid in all European Union member states. It is required for certain medicinal products, such as biotechnology products and certain new chemical entities, and is optional, or available at the EMA’s discretion, for other new chemical entities or innovative medicinal products with novel characteristics.

Under the centralized procedure, a MAA is submitted to the EMA. Two European Union member states are appointed to conduct an initial evaluation of each MAA. These countries each prepare an assessment report, which are then used as the basis of a scientific opinion of the Committee for Medicinal Products for Human Use. If this opinion is favorable, it is sent to the European Commission which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization, which is valid throughout the European Union and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state.

The European Union expanded its membership by ten states in May 2004. Two more countries joined on January 1, 2007. Several other European countries outside of the European Union, particularly those intending to accede to the European Union, accept European Union review and approval as a basis for their own national approval.

Advertising

In the European Union, the promotion of prescription medicines is subject to intense regulation and control, including a prohibition on direct-to-consumer advertising. Some jurisdictions require that all promotional materials for prescription medicines be subjected to either prior internal or regulatory review or approval.

Data Exclusivity

For an MAA filed after October 30, 2005, European Union regulators offer eight years of data exclusivity during which generic drug manufacturers cannot file abridged applications. This is followed by two years of market exclusivity during which generic MMAs may be reviewed and approved but during which generic drug manufacturers cannot launch products. The manner in which these new exclusivity provisions will be applied in practice remains far from clear and there can be no assurance that our programs or our other current or future product candidates will qualify for such exclusivity.

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

28

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

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2015 we have not earned any revenues and had a deficit of $3,916,779. We anticipate that we will incur increased expenses without realizing sufficient revenues (if any) to offset those expenses and we therefore expect to incur significant losses for the foreseeable future. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our auditor has indicated in our financial statements that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

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

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. We experienced a net loss of $1,002,532 for the year ended January 31, 2015, compared to a net loss of $753,875 for the year ended January 31, 2014. We expect to incur substantial and increasing losses for the foreseeable future as we develop, seek regulatory approval for and commercialize our product candidates and pursue our other research and development activities. If our products are not successful in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize our products. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We will require substantial funds to research, develop, test and protect our product candidates, and to manufacture and market any such candidates that may be approved for commercial sale. Based on our current cash levels, we do not have sufficient cash to meet our planned day-to-day operating needs through January 2016, including our planned research and development activities. We raised $nil through private placements during the year ended January 31, 2015 and $9,500 from the issuance of convertible debentures. Based on our planned research and development activities, we anticipate that we will require additional funds of approximately $40,000 to meet our planned day-to-day operating needs for the next 12 months. If we do not raise sufficient funds, our plan of operation will be delayed until such time as we raise sufficient funds, provided we are able to do so. Further, the cost of carrying out our operating activities and research and development activities is not fixed, and our cash levels may at any time prove to be insufficient to finance them. Our financing needs may change substantially because a number of factors which are difficult to predict or which may be outside of our control. These include increased competition, the costs of licensing existing drugs and protecting rights to our proprietary technology, the resources required to complete pre-clinical and clinical studies, and the length and results of the regulatory approval process.

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

If our research and development projects are not completed in a timely fashion (by the end of December 2015), our company could experience:

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

If we obtain the necessary regulatory approvals to market our products, we will rely on contract manufacturers as single source suppliers for the components of our product candidates. Our product candidates are based (either entirely, as with NK-001, P-001, P-002 and P-003, or partially, as with NK-002) upon existing generic drugs and therefore we do not anticipate having to obtain those products from their original developers. However, we will rely on manufacturers with expertise in producing certain generic drugs and other components and we do not plan to enter into long-term supply agreements with any of these manufacturers. As a result, any of them could terminate their relationship with us at any time and for any reason.

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

Since our place of business and several of our officers, directors and business assets are located in Canada, you may be limited in your ability to enforce U.S. civil actions against them for damages to the value of your investment.

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

Some of our directors and officers are nationals and/or residents of countries other than the United States, specifically Canada and Germany, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock quoted on the OTC Bulletin Board under the Symbol "NEUKD", in connection with the approval of our change of name and reverse stock split which was effective on April 20, 2015, our trading symbol will change to " PVOTF" on or about May 18, 2015. Our common stock was listed for quotation on April 13, 2010.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
January 31, 2015	$0.068	$0.00
October 31, 2014	$0.068	$0.019
July 31, 2014	$0.12	$0.032
April 30, 2014	$0.395	$0.055
January 31, 2014	$0.17	$0.021
October 31, 2013	$0.2	$0.023
July 31, 2013	$0.023	$0.023
April 30, 2013	$0.05	$0.02
January 31, 2013	$0.1	$0.05

________________

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 15, 2015, there were approximately 52 holders of record of our common stock. As of such date, 108,363,784 common shares were issued and outstanding.

Our common shares are issued in registered form. ClearTrust LLC, 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558, telephone number (813) 235-4490, is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2015.

Effective March 19, 2015, we entered into director services agreements with our president and director, BJ Bormann, and our directors, Dr. Wolfgang Renz and Dr. Patrick Frankham. Pursuant to the agreements each director shall provide director services to our company for a period of 24 months in consideration for 100,000,000 pre-split shares (10,000,000 post-split shares) of our common stock payable in installments of 25,000,000 (pre-split) or 2,500,000 (post-split) shares upon execution of the agreement, 25,000,000 (pre-split) or 2,500,000 (post-split) after 6 months, 25,000,000 (pre-split) or 2,500,000 (post-split) after 12 months, and 25,000,000 (pre-split) or 2,500,000 (post-split) after 24 months. Each agreement may be terminated by our company without notice for cause, or by any party with 30 days prior notice.

Also effective March 19, 2015, we entered into a management consulting agreement with Dr. Giora Davidai. Pursuant to the agreement Dr. Davidai shall provide consulting services to our company for a term of 12 months renewable by mutual agreement for an additional 12 months. In consideration of the services we have agreed to pay to Dr. Davidai 100,000,000 pre-split shares (10,000,000 post-split shares) shares of our common stock payable in installments of 25,000,000 (pre-split) or 2,500,000 (post-split) share upon execution of the agreement, 25,000,000 (pre-split) or 2,500,000 (post-split) after 6 months, 25,000,000 (pre-split) or 2,500,000 (post-split) after 12 months, and 25,000,000 (pre-split) or 2,500,000 (post-split) after 24 months (subject to renewal of the term).

On March 20, 2015, we issued 400,000,000 pre-split (40,000,000 post-split) common shares payable to Drs. Bormann, Renz, Frankham and Davidai pursuant to the above described agreements. The common shares not yet earned or payable will be held in escrow and released to the directors or consultant in accordance with the terms of their respective agreements. The 400,000,000 pre-split (40,000,000 post-split) common shares were issued to two (2) US persons in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933 and to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933.

On March 20, 2015, we issued 299,202,532 pre-split (29,920,253 post-split) shares of our common stock to six subscribers at the price of $0.001 per share in full conversion of 6 outstanding convertible promissory notes held by the subscribers with an aggregate value US$299,203.53 including principle and accrued interest. We originally issued the convertible promissory notes for cash consideration on December 11, 2014, June 27, 2014, April 26, 2013, December 4, 2011, February 23, 2011 and December 16, 2010, respectively.  The 299,202,532 pre-split (29,920,253 post-split) common shares were issued to six non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933. 47,649,500 pre-split (4,764,950 post-split) of the common shares were issued to Sassel Investments Inc., a corporation beneficially owned and controlled by Hamid Doroudian, our former officer and director. Dr. Doroudian was also a member of our board of directors until his resignation on February 5, 2015. Dr. Doroudian remains as an affiliate of our company.

On April 21, 2015, we issued an aggregate of 2,500,000 (post-split) shares of our common stock to two individuals for services rendered. The shares were issued at a deemed price of $0.01 per share The 2,500,000 (post-split) common shares were issued to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of May 15, 2015, we had outstanding options to purchase 80,000 shares of our common stock at $0.05 exercisable until May 25, 2015. As of May 15, 2015, we had outstanding warrants to purchase 380,000 shares of our common stock at $0.05 per stock expiring on July 30, 2015.

Convertible Debentures

(a)

On December 17, 2010, our company issued a convertible debenture with a non-related party for $65,079 (US$65,000). The debenture was unsecured, due interest at 8% per annum, and matured on September 17, 2011. The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of our company’s common stock during the preceding ten days prior to conversion. We recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture. On June 23, 2011, we issued 14,546 shares of common stock to convert $11,674 (US$12,000). On June 29, 2011, we issued 16,970 shares of common stock to convert $13,792 (US$14,000). In January 2015, this convertible debenture, including accrued interest and accrued default penalty, was converted to 6,558,051 shares of common stock of our company (Note 7(d)). As of January 31, 2015, the carrying value of the convertible debenture is $nil (2014 - $22,276 (US$20,000)), plus the accrued default penalty of $nil (2014 - $11,138 (US$10,000)). As of January 31, 2015, the fair value of the conversion option derivative liability was $nil (2014 - $126,868).

(b)

On February 23, 2011, our company issued a convertible debenture with a non-related party for $37,944 (US$40,000). The debenture was unsecured, due interest at 8% per annum, and matured on December 23, 2011. The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of our company’s common stock during the preceding ten days prior to conversion. We recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture. On July 11, 2011, we issued 23,030 shares of common stock to convert $18,270 (US$19,000). In January 2015, this convertible debenture, including accrued interest and accrued default penalty, was converted to 3,221,849 shares of common stock of our company (Note 7(d)). As of January 31, 2015, the carrying value of the convertible debenture is $nil (2014 - $44,552 (US$40,000)), plus the accrued default penalty of $nil (2014 – $22,276 (US$20,000)). As of January 31, 2015, the fair value of the conversion option derivative liability was $nil (2014 - $73,133).

(c)

On July 4, 2011, our company issued a note payable with a non-related party for $85,000. The note was unsecured, due interest at 24% per annum and matured on October 4, 2011. On October 4, 2011, the note was extended to January 4, 2012 under the same terms of the original agreement.

On December 4, 2011, we agreed to modify the principal balance owing of $85,000 and accrued interest of $8,551 into a new $101,855 (US$100,000) note payable, which was unsecured, due interest at 24% per annum, and matured on December 3, 2012. In addition, the note became convertible into common shares of our company at a conversion rate of US$0.01 per share. As part of the conversion to extend the note, we issued 1,000,000 common shares with a fair value of $225,000 as a termination fee of the original note agreement.

As the modified debt terms include a beneficial conversion feature, we accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options. The conversion feature resulted in a discount on the convertible note of US$100,000.

On January 31, 2015, this convertible debenture and accrued interest was converted to 17,384,110 shares of common stock of our company (Note 7(d)). As of January 31, 2015, the carrying value of the convertible debenture is $nil (2014 - $111,380 (US$100,000)), plus accrued interest of $nil (2014 - $57,783 (US$51,879)).

(d)

On April 26, 2013, our company issued a convertible debenture with a non-related party for $15,254 (US$15,000). The debenture was secured by 1,500,000 shares of common stock of our company, to be delivered to the lender if principal and interest are not repaid on maturity, due interest at 24% per annum, and matured on April 27, 2014. The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.01 per share at the discretion of the lender and at any time during the term of this debenture.

As the convertible debt terms include a beneficial conversion feature, we accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options. The conversion feature resulted in a discount on the convertible note of US$15,000.

On January 31, 2015, this convertible debenture and accrued interest was converted to 2,105,589 shares of common stock of our company (Note 7(d)). During the year ended January 31, 2015, we recorded accretion expense of $7,304 (2014 - $7,696). As of January 31, 2015, the carrying value of the convertible debenture is $nil (2014 - $8,572 (US$7,696)), plus accrued interest of $nil (2014 - $2,974 (US$2,670)).

(e)

On June 27, 2014, our company issued a convertible debenture with a non-related party for $7,500. The debenture is unsecured, due interest at 24% per annum and due on June 27, 2015. The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.01 per share at the discretion of the lender and at any time during the term of this debenture.

As the convertible debt terms include a beneficial conversion feature, we accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options. The conversion feature resulted in a discount on the convertible note of $7,500.

On January 31, 2015, this convertible debenture and accrued interest was converted to 725,988 shares of common stock of our company (Note 7(d)). During the year ended January 31, 2015, we recorded accretion expense of $2,275 (2014 - $nil). As of January 31, 2015 and 2014, the carrying value and accrued interest of the convertible debenture is $nil.

(f)

On December 11, 2014, our company issued a convertible debenture with a non-related party for $2,000. The debenture is unsecured, due interest at 24% per annum and due on December 11, 2015. The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.01 per share at the discretion of the lender and at any time during the term of this debenture.

As the convertible debt terms include a beneficial conversion feature, we accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options. The conversion feature resulted in a discount on the convertible note of $1,200.

On January 31, 2015, this convertible debenture was converted to 174,666 shares of common stock of our company (Note 7(d)). During the year ended January 31, 2015, we recorded accretion expense of $133 (2014 - $nil). As of January 31, 2015 and 2014, the carrying value and accrued interest of the convertible debenture is $nil.

On March 20, 2015, we issued 299,202,532 pre-split (29,920,253 post-split) shares of our common stock to six subscribers at the price of US$0.001 per share in full conversion of 6 outstanding convertible promissory notes held by the subscribers with an aggregate value US$299,203.53 including principle and accrued interest. We originally issued the convertible promissory notes for cash consideration on December 11, 2014, June 27, 2014, April 26, 2013, December 4, 2011, February 23, 2011, and December 16, 2010, respectively. 47,649,500 pre-split (4,764,950 post-split) of the common shares were issued to Sassel Investments Inc., a corporation beneficially owned and controlled by Hamid Doroudian, our former officer and director. Dr. Doroudian remains as an affiliate of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2015.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2015 and January 31, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 31 of this annual report.

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

Results of Operations

For the Year Ending January 31, 2015 and 2014

		Year Ended January 31,
		2015		2014
Revenue	$	Nil	$	Nil
Operating expenses		$130,810		$76,887
Accretion of discounts on convertible debentures		$9,712		$7,696
Financing costs		$152,500		$63,000
Loss (gain) on change in fair value derivative		$(210,100)		$58,661
Loss on settlement and conversions of debentures		$847,363		$512,500
Interest expense		$72,247		$35,131
Net income (loss)		$(1,002,532)		$(753,875)

Expenses

Our operating expenses for our years ended January 31, 2015 and 2014 are outlined in the table below:

		Year Ended January 31,
		2015		2014
Depreciation and amortization		$455		$455
Consulting	$	Nil	$	Nil
Foreign exchange loss (gain)		$58,933		$31,029
General and administrative		$34,080		$25,436
Management fees		$3,000	$	Nil
Professional fees		$34,342		$19,967
Research and development	$	Nil	$	Nil

Operating expenses for year ended January 31, 2015 increased by 70% as compared to the comparative period in 2014 primarily as a result of increased professional fees and general and administration related to conversions and settlement of debentures. As well, fluctuations in the US-Canadian exchange resulted in an increased foreign exchange loss.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At January 31, 2015	At January 31, 2014
Current Assets	$1,193	$6,295
Current Liabilities	$71,053	$728,915
Working Capital (Deficit)	$(69,860)	$(722,620)

Cash Flows

	Year Ended January 31, 2015		Year Ended January 31, 2014
Net Cash used in Operating Activities		$(9,477)		$(27,276)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$9,500		$27,845
Increase (Decrease) in Cash During the Period		$23		$(569)

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Description	($)
Sales and Marketing Costs:
Advertising	3,600
Investor Relations	60,000
Literature	6,000
Conference Attendance	21,000
Travel	22,000
Entertainment and Promotion	2,400
Marketing Costs	115,000
Operating Expenses:
Professional Fees	60,000
Employee Salaries and Benefits	384,000
Office Equipment	1,600
Office Supplies	1,200
Office and Lab Lease	40,000
Telephone, Fax, Cellular, Internet	6,000
Vehicles and Transportation	14,400
Total:	737,200

Based on our planned expenditures, we will require additional funds of approximately $736,133 (a total of $737,200 less our cash of approximately $1,067 as of January 31, 2015) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Even if we carry out our planned research and development activities on our products, there is no guarantee that we will be able to market them or derive any revenues from their sale. Currently, we intend to prioritize the allocation of any financing that we may receive toward the development of P-001 and NK-001. The final selection of P-001 and the significantly underserved market that it is targeting along with NK-001, which has reached the most advanced development stage of our product candidates we believe that prioritizing their development will afford us the greatest likelihood of generating revenues which will in turn allow us to finance the development of other product candidates. Although we intend to conduct research and development of our other planned products, P-002, P-003 and NK-002, we do not have a formal clinical trial protocol or formal budget in place at this time.

The following table sets out the various steps we will be required to complete in order to carry out our research and development of P-001, P-002, P-003, NK-001 and NK-002. Where estimated costs or completion times are known, they have been indicated, and where progress has been made, it has been indicated. Where estimated completion times and cost estimates are omitted for future business steps, they are omitted because (i) we believe no reliable estimate may be made until currently planned research is completed and assessed, and/or (ii) we do not currently have sufficient resources to complete research that may be required to provide a reliable estimate.

Products
Anticipated Steps	P-001	P-002	P-003
Intellectual Property	Screening in female tissues/models, reformulation and assessment of dosage regimen ($500,000) Follow by submission of new patent application	Screening in female tissues/models, reformulation and assessment of dosage regimen ($500,000) Follow by submission of new patent application	Screening in female tissues/models, neurological models, reformulation and assessment of dosage regimen ($500,000) Follow by submission of new patent application
Secure Rights to Use Re-Profiled Drugs	Not Required (generic drug)	Not Required (generic drug)	Not Required (generic drug)
Pre-Clinical Testing	Required to select specific drug within class ($500,000)	Required to select specific drug within class ($500,000)	Required to select specific drug within class ($500,000)
Secure Investigational New Drug Approval or Equivalent	Not required (Generic drug)	Not required (Generic drug)	Not required (Generic drug)
Phase I Clinical Trials	Not Required	Not Required	Not Required
Phase II Clinical Trials	Required	Required	Required
Phase III Clinical Trials	Required	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required	Required

Products
Anticipated Steps	NK-001	NK-002
Secure Intellectual Property Protection of Drug Concept	Patent Application Submitted	Patent Application Submitted
Secure Rights to Use Re-Profiled Drug	Not Required (Generic Drug)	Not Required (Generic Drug)
Pre-Clinical Testing	Not Required	Pre-Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $800,000 Estimated Completion Date: Unknown
Secure Investigational New Drug Approval or Equivalent	Not Required (Generic Drug)	Required
Phase I Clinical Trials	Not Required	Required
Phase II Clinical Trials	Clinical Trial Protocol Complete and Approved for Implementation Clinical Trials Delayed Until Sufficient Financing is Secured Estimated Cost: $2,355,000 Estimated Completion Date: Unknown	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

We did not commence clinical trials of NK001 and NK002 during 2015 and 2014 due to insufficient cash. We are seeking to raise funds to continue testing and development.

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

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

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

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at January 31, 2015, our company has zero pre-split or zero post-split (2014 – 27,142,888 pre-split or 2,714,289 post-split) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2015 and 2014, our company had no items representing comprehensive income or loss.

Research and Development Costs

Research costs are expensed in the period that they are incurred.

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2015 and 2014, our company did not have any amounts recorded pertaining to uncertain tax positions.

Our company files federal and provincial income tax returns in Canada. Our company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian tax returns, the open taxation years range from 2003 to 2014. Tax authorities of Canada have not audited any of our company’s income tax returns for the open taxation years noted above.

Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2015 and 2014, there were no charges for interest or penalties.

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

Our company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, loan payable, due to related parties and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, our company has adopted this standard as of January 31, 2015.

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

Item 8. Financial Statements and Supplementary Data

PIVOT PHARMACEUTICALS INC.

(formerly Neurokine Pharmaceuticals Inc.)

Financial Statements

Years ended January 31, 2015 and 2014

(Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pivot Pharmaceuticals Inc.

We have audited the accompanying balance sheets of Pivot Pharmaceuticals Inc. (the Company) as of January 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Pivot Pharmaceuticals Inc. as of January 31, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit, negative working capital, and no revenue to date as of January 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 15, 2015

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Balance Sheets

(Expressed in Canadian dollars)

	January 31, 2015 $	January 31, 2014 $

Assets

Current assets

Cash	1,067	1,044
Amounts receivable	126	5,251

Total current assets	1,193	6,295

Property and equipment (Note 3)	417	872

Total assets	1,610	7,167

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities	52,388	35,373
Loans payable (Note 4)	–	55,306
Due to related party (Note 10)	–	151,384
Convertible debentures, net of unamortized discount of $nil and $7,304, respectively (Note 5)	–	286,852
Derivative liabilities – current portion (Note 6)	18,665	200,000

Total current liabilities	71,053	728,915

Derivative liabilities (Note 6)	–	28,765

Total liabilities	71,053	757,680

Stockholders’ Deficit

Common stock: Unlimited shares authorized, $0.001 par value 65,863,767 and 10,076,707 shares issued and outstanding, respectively	65,866	10,077

Common stock issuable (Note 7)	–	225,000

Additional paid-in capital (Note 10)	3,781,470	1,928,657

Accumulated deficit	(3,916,779)	(2,914,247)

Total stockholders’ deficit	(69,443)	(750,513)

Total liabilities and stockholders’ deficit	1,610	7,167

Nature of operations and continuance of business (Note 1)

Subsequent events (Note 12)

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Statements of Operations

(Expressed in Canadian dollars)

	Year Ended January 31, 2015 $	Year Ended January 31, 2014 $

Revenue	–	–

Expenses

Depreciation and amortization	455	455
Foreign exchange loss	58,933	31,029
General and administrative	34,080	25,436
Management fees (Note 10)	3,000	–
Professional fees	34,342	19,967

Total expenses	130,810	76,887

Loss from operations	(130,810)	(76,887)

Other (expenses) income

Accretion of discount on convertible debentures	(9,712)	(7,696)
Financing costs	(152,500)	(63,000)
Gain (loss) on change in fair value of derivative liabilities	210,100	(58,661)
Loss on settlement and conversions of debentures	(847,363)	(512,500)
Interest expense	(72,247)	(35,131)

Total other (expenses) income	(871,722)	(676,988)

Net loss	(1,002,532)	(753,875)

Net loss per share, basic	(0.09)	(0.20)

Net loss per share, diluted	(0.09)	(0.20)

Weighted average shares outstanding - basic	11,599,995	4,828,702

Weighted average shares outstanding - diluted	11,599,995	4,828,702

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Statements of Stockholders’ Equity (Deficit)

(Expressed in Canadian dollars)

			Common	Additional
	Common Stock		Stock	Paid-In
	Shares #	Amount $	Issuable $	Capital $	Deficit $	Total $

Balance – January 31, 2013	3,576,707	3,577	225,000	1,257,157	(2,160,372)	(674,638)

Contributed capital	–	–	–	75,000	–	75,000

Beneficial conversion feature of convertible debenture	–	–	–	15,000	–	15,000

Shares issued on default of loan debenture	3,000,000	3,000	–	60,000	–	63,000

Shares issued to settle due to related party	3,500,000	3,500	–	521,500	–	525,000

Net loss	–	–	–	–	(753,875)	(753,875)

Balance – January 31, 2014	10,076,707	10,077	225,000	1,928,657	(2,914,247)	(750,513)

Contributed capital	–	–	–	3,000	–	3,000

Shares issued for termination fees	1,000,000	1,000	(225,000)	224,000	–	–
Shares issued on default of loans	2,750,000	2,750	–	149,750	–	152,500

Shares issued on settlement and conversion of debentures	35,524,538	35,526	–	666,949	–	702,475

Shares issued to settle amounts due to related party	16,512,521	16,513	–	809,113	–	825,627

Net loss	–	–	–	–	(1,002,532)	(1,002,532)

Balance – January 31, 2015	65,863,766	65,866	–	3,781,470	(3,916,779)	(69,443)

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Year Ended January 31, 2015 $	Year Ended January 31, 2014 $

Operating activities

Net income (loss)	(1,002,532)	(753,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	11,964	7,696
Depreciation and amortization	455	455
(Gain) loss on change in fair value of derivative liabilities	(210,100)	58,661
Non-cash portion of interest expense	71,972	–
Loss on settlement and conversions of debentures	847,363	490,000
Shares issued for loan defaults	152,500	63,000
Services contributed by related party	3,000	–
Unrealized foreign exchange loss	58,856	–
Write-off of other receivables	5,125	–
Changes in operating assets and liabilities:
Other receivable	5,251	(997)
Accounts payable and accrued liabilities	98,838	52,933
Due to related parties	40,594	54,851

Net cash used in operating activities	(52,664)	(27,276)

Financing activities
Proceeds from issuance of convertible debentures	12,095	27,845
Proceeds from related party loans	40,593	–
Net cash provided by financing activities	52,688	27,845

Increase in cash	23	569

Cash – beginning of period	1,044	475

Cash – end of period	1,067	1,044
Supplemental disclosures:
Interest paid	274	–
Income tax paid	–	–

Non-cash activities:
Contributed services	–	75,000
Debt discount on beneficial conversion feature	–	15,000
Shares issued for settlement and conversions of debentures	454,700	–
Shares issued for settlement of amounts due to related party	151,383	35,000

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Notes to the Financial Statements

Year ended January 31, 2015

(Expressed in Canadian dollars)

1.	Nature of Operations and Continuance of Business

Pivot Pharmaceuticals Inc. (formerly Neurokine Pharmaceuticals Inc.) (the “Company”) was incorporated in British Columbia under the Business Corporations Act on June 10, 2002. On April 7, 2015, the Company changed its name from Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. The Company is in the business of developing and commercializing new uses for existing prescription drugs as well as developing proprietary encapsulation technology in the treatment of neurodegenerative diseases.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2015, the Company has not earned any revenue, has a working capital deficit of $69,860 and an accumulated deficit of $3,916,779. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2015 and 2014, the Company had no cash equivalents.

(d)	Property and Equipment

Property and equipment is comprised of office equipment and is recorded at cost. The Company amortizes the cost of equipment on a straight-line basis over their estimated useful life of five years.

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Notes to the Financial Statements

Year ended January 31, 2015

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

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at January 31, 2015, the Company has 460,000 (2014 – 2,714,289) potentially dilutive shares.

(i)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2015 and 2014, the Company had no items representing comprehensive income or loss.

(j)	Research and Development Costs

Research costs are expensed in the period that they are incurred.

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Notes to the Financial Statements

Year ended January 31, 2015

(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

(k)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian tax returns, the open taxation years range from 2003 to 2014. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2015 and 2014, there were no charges for interest or penalties.

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, loan payable, due to related parties and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Notes to the Financial Statements

Year ended January 31, 2015

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of January 31, 2015.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(o)	Comparative Figures

During the period, the Company determined that certain transactions affecting stockholders’ equity had inadvertently been recorded using a par value of $0.01 in the fiscal year ended January 31, 2014.

The Company has determined that its previously filed Form 10-K included a misclassification of $33,000 related to equity.  After taking the reclassification into account, the balances of common shares and additional paid-in capital as of January 31, 2014, are $10,077 and $1,928,657, respectively.

3.	Property and Equipment

	Cost $	Accumulated amortization $	January 31, 2015 Net carrying value $	January 31, 2014 Net carrying value $

Office furniture and equipment	2,276	1,859	417	872

Depreciation expense included as a charge to income was $455 and $455 for the years ended January 31, 2015 and 2014, respectively.

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Notes to the Financial Statements

Year ended January 31, 2015

(Expressed in Canadian dollars)

4.	Loans Payable

On March 30, 2012, the Company issued a promissory note to a non-related party for $30,000. The loan was secured by 3,000,000 shares of common stock of the Company, to be delivered to the lender if principal and interest are not repaid on maturity, due interest at 24% per annum, and matured on March 30, 2013.

On September 19, 2013, the Company issued a promissory note to a non-related party for US$10,000. The loan was secured by 1,000,000 shares of common stock of the Company, to be delivered to the lender if principal and interest are not repaid on maturity, due interest at 24% per annum, and matured on September 19, 2014.

On January 31, 2015, these promissory notes, together with accrued interest, were settled through the issuance of 5,604,285 shares of common stock of the Company (Note 7(e)).

5.	Convertible Debentures

(a)

On December 17, 2010, the Company issued a convertible debenture with a non-related party for $65,079 (US$65,000). The debenture was unsecured, due interest at 8% per annum, and matured on September 17, 2011. The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $65,079 with a corresponding discount to the convertible debenture. On June 23, 2011, the Company issued 14,546 shares of common stock to convert $11,674 (US$12,000). On June 29, 2011, the Company issued 16,970 shares of common stock to convert $13,792 (US$14,000). In January 2015, this convertible debenture, including accrued interest and accrued default penalty, was converted to 6,353,287 shares of common stock of the Company (Note 7(d)). As of January 31, 2015, the carrying value of the convertible debenture is $nil (2014 - $22,276 (US$20,000)), plus the accrued default penalty of $nil (2014 - $11,138 (US$10,000)). As of January 31, 2015, the fair value of the conversion option derivative liability was $nil (2014 - $126,868).

(b)

On February 23, 2011, the Company issued a convertible debenture with a non-related party for $37,944 (US$40,000). The debenture was unsecured, due interest at 8% per annum, and matured on December 23, 2011. The note is convertible into common shares at a conversion price equal to 55% of the average closing market price of the lowest three trading prices of the Company’s common stock during the preceding ten days prior to conversion. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $37,944 with a corresponding discount to the convertible debenture. On July 11, 2011, the Company issued 23,030 shares of common stock to convert $18,270 (US$19,000). In January 2015, this convertible debenture, including accrued interest and accrued default penalty, was converted to 3,176,633 shares of common stock of the Company (Note 7(d)). As of January 31, 2015, the carrying value of the convertible debenture is $nil (2014 - $44,552 (US$40,000)), plus the accrued default penalty of $nil (2014 – $22,276 (US$20,000)). As of January 31, 2015, the fair value of the conversion option derivative liability was $nil (2014 - $73,133).

(c)

On July 4, 2011, the Company issued a note payable with a non-related party for $85,000. The note was unsecured, due interest at 24% per annum and matured on October 4, 2011. On October 4, 2011, the note was extended to January 4, 2012 under the same terms of the original agreement.

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Notes to the Financial Statements

Year ended January 31, 2015

(Expressed in Canadian dollars)

5.	Convertible Debentures (continued)

On December 4, 2011, the Company agreed to modify the principal balance owing of $85,000 and accrued interest of $8,551 into a new $101,855 (US$100,000) note payable, which was unsecured, due interest at 24% per annum, and matured on December 3, 2012. In addition, the note became convertible into common shares of the Company at a conversion rate of US$0.01 per share. As part of the conversion to extend the note, the Company issued 1,000,000 common shares with a fair value of $225,000 as a termination fee of the original note agreement.

As the modified debt terms include a beneficial conversion feature, the Company accounted for the modified debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options. The conversion feature resulted in a discount on the convertible note of US$100,000.

On January 31, 2015, this convertible debenture and accrued interest was converted to 17,384,110 shares of common stock of the Company (Note 7(d)). As of January 31, 2015, the carrying value of the convertible debenture is $nil (2014 - $111,380 (US$100,000)), plus accrued interest of $nil (2014 - $57,783 (US$51,879)).

The Company also issued 1,000,000 shares of common stock pursuant to termination fee for the July 4, 2011 note payable.

(d)

On April 26, 2013, the Company issued a convertible debenture with a non-related party for $15,254 (US$15,000). The debenture was secured by 1,500,000 shares of common stock of the Company, to be delivered to the lender if principal and interest are not repaid on maturity, due interest at 24% per annum, and matured on April 27, 2014. The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.01 per share at the discretion of the lender and at any time during the term of this debenture.

As the convertible debt terms include a beneficial conversion feature, the Company accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options. The conversion feature resulted in a discount on the convertible note of US$15,000.

On January 31, 2015, this convertible debenture and accrued interest was converted to 2,105,589 shares of common stock of the Company (Note 7(d)). During the year ended January 31, 2015, the Company recorded accretion expense of $7,304 (2014 - $7,696). As of January 31, 2015, the carrying value of the convertible debenture is $nil (2014 - $8,572 (US$7,696)), plus accrued interest of $nil (2014 - $2,974 (US$2,670)).

(e)

On June 27, 2014, the Company issued a convertible debenture with a non-related party for $7,500. The debenture is unsecured, due interest at 24% per annum and due on June 27, 2015. The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.01 per share at the discretion of the lender and at any time during the term of this debenture.

As the convertible debt terms include a beneficial conversion feature, the Company accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options. The conversion feature resulted in a discount on the convertible note of $7,500.

On January 31, 2015, this convertible debenture and accrued interest was converted to 725,988 shares of common stock of the Company (Note 7(d)). During the year ended January 31, 2015, the Company recorded accretion expense of $2,275 (2014 - $nil). As of January 31, 2015 and 2014, the carrying value and accrued interest of the convertible debenture is $nil.

(f)

On December 11, 2014, the Company issued a convertible debenture with a non-related party for $2,000. The debenture is unsecured, due interest at 24% per annum and due on December 11, 2015. The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.01 per share at the discretion of the lender and at any time during the term of this debenture.

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Notes to the Financial Statements

Year ended January 31, 2015

(Expressed in Canadian dollars)

5.	Convertible Debentures (continued)

As the convertible debt terms include a beneficial conversion feature, the Company accounted for the debt terms in accordance with ASC 470, Debt – Debt with Conversions and Other Options. The conversion feature resulted in a discount on the convertible note of $1,200.

On January 31, 2015, this convertible debenture was converted to 174,666 shares of common stock of the Company (Note 7(d)). During the year ended January 31, 2015, the Company recorded accretion expense of $133 (2014 - $nil). As of January 31, 2015 and 2014, the carrying value and accrued interest of the convertible debenture is $nil.

6.	Derivative Liabilities

Derivative liabilities consist of convertible debentures with variable conversion prices and share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.

In January 2015, the December 2010 and February 2011 convertible debentures were converted into shares of common stock of the Company (Notes 5(a) and 5(b)).

The fair values of these derivative liabilities as at January 31, 2015 and 2014 are as follows:

	January 31, 2015 $	January 31, 2014 $

December 2010 convertible debenture	–	81,848
February 2011 convertible debenture	–	44,072
Default penalty on convertible debenture	–	74,081
380,000 warrants expiring on July 30, 2015	18,665	28,765

	18,665	228,766

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
December 2010 convertible debenture	125%	1.19%	0%	0.75
February 2011 convertible debenture	125%	1.27%	0%	0.75
Default penalty on convertible debenture	125%	0.08%	0%	0.50
380,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at January 31, 2015:
December 2010 convertible debenture	–	–	–	–
February 2011 convertible debenture	–	–	–	–
Default penalty on convertible debenture	–	–	–	–
380,000 warrants expiring on July 30, 2015	342%	0.07%	0%	0.50

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Notes to the Financial Statements

Year ended January 31, 2015

(Expressed in Canadian dollars)

7.	Common Shares

During the year ended January 31, 2015:

(a)	1,500,000 shares of common stock were issuable pursuant to a default penalty on a convertible debenture on April 27, 2014 (Note 5(d)).

(b)	1,000,000 shares of common stock were issuable pursuant to a default penalty on a loan payable on September 19, 2014 (Note 4).

(c)	16,512,521 shares of common stock were issuable in January 2015 to settle $191,977 of amounts due to a related party.

(d)

250,000 shares of common stock were issued during the year pursuant to default penalties on convertible debentures (Notes 5(a) and 5(b)) and 29,920,253 shares of common stock were issuable in January 2015 on conversion of convertible debentures (Notes 5(a), 5(b), 5(c), 5(d), 5(e) and 5(f)). 1,000,000 shares of common stock were issued during the year pursuant to termination fee on a convertible debenture (Note 5(c)).

(e)	5,604,285 shares of common stock were issuable in January 2015 to settle loans payable (Note 4).

During the year ended January 31, 2014:

(f)	3,000,000 shares of common stock were issuable pursuant to a default penalty on a loan payable on March 24, 2013 (Note 4).

(g)	The Company issued 3,500,000 shares of common stock to settle $35,000 of amounts due to related party on September 24, 2013.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2013	387,500	0.08

Expired	(7,500)	1.50

Balance, January 31, 2015 and 2014	380,000	0.05

As at January 31, 2015, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

380,000	0.05	July 30, 2015

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Notes to the Financial Statements

Year ended January 31, 2015

(Expressed in Canadian dollars)

9.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding and exercisable, January 31, 2013	80,000	0.05	2.3	–

Outstanding and exercisable, January 31, 2014	80,000	0.05	1.3	–

Outstanding and exercisable, January 31, 2015	80,000	0.05	0.3	–

Additional information regarding stock options as of January 31, 2015, is as follows:

Number of Options	Exercise Price $	Expiry Date

80,000	0.05	May 25, 2015

10.	Related Party Transactions

(a)

As at January 31, 2015, the Company owed $nil (2014 - $151,384) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.  16,512,521 shares of common stock were issuable in January 2015 to settle $191,977 of amounts due to this director.

(b)	During the year ended January 31, 2015, the Company’s director performed services valued at $3,000 (2014 - $nil) which have been recorded as a contribution to capital.

(c)

During the year ended January 31, 2015, a director of the Company forgave amounts owing of $nil (2014 - $75,000), for which $nil (2014 - $52,500) was treated as contributed capital and recorded as additional paid-in capital.

(d)	In January 2015, the Company issued 16,512,521 shares of common stock pursuant to settlement of amounts due to a related party.

11.	Income Taxes

The Company has approximately $3,200,000 of non-capital losses carried forward to offset taxable income in future years which expire beginning in fiscal 2029. The income tax benefit differs from the amount computed by applying the Canadian federal and provincial statutory rates to net loss before income taxes for the years ended January 31, 2015 and 2014, respectively, as a result of the following:

	2015 $	2014 $

Net loss before taxes	1,002,532	753,875
Statutory rate	26.0%	25.8%

Expected tax recovery	260,658	194,500
Permanent differences and other	51,983	(17,473)
Expenses deductible for tax purposes	54	–
Current period losses not recognized	(312,695)	(177,027)

Income tax provision	–	–

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Notes to the Financial Statements

Year ended January 31, 2015

(Expressed in Canadian dollars)

11.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at January 31, 2015 and 2014, after applying enacted corporate income tax rates, are as follows:

	2015 $	2014 $

Non-capital losses carried forward	832,013	635,312
Valuation allowance	(832,013)	(635,312)

Net deferred tax asset	–	–

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

Expiry Date	Non-Capital Loss $

2029	434,518
2030	77,975
2031	139,450
2032	657,883
2033	-
2034	687,128
2035	1,202,675

3,199,629

12.	Subsequent Events

(a)	In March 2015, the Company issued 35,524,538 shares of common stock pursuant to default penalties on and settlement and conversion of debentures (Note 7(a), 7(b), 7(d), 7(e) and 7(f)).

(b)

In March 2015, the Company issued 40,000,000 shares of common stock to directors and an officer. 75% of these shares of common stock are held in escrow to be released one third in 6 months, one third in 12 months and one third in 24 months.

(c)

In April 2015, the Company effected a reverse stock split of its issued and outstanding shares of common stock on a 10 for 1 basis and changed its name from Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc.

(d)	In April 2015, the Company issued 2,500,000 shares of common stock to a service provider and an officer for services provided.

(e)	In April 2015, the Company received US$40,000 for 400,000 shares of common stock to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2015, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.  We did not maintain appropriate financial reporting controls – As of January 31, 2015, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2014, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as calculation and recording of fair value of derivative liability. Subsequent to January 31, 2015, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Sadler Gibb & Associates, LLC, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2015 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended January 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On July 24, 2014, Maziar Badii and Richard Azani resigned as directors of our company. The resignations of Maziar Badii and Richard Aazani were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. In addition, Hamid Doroudian resigned as our president, chief executive officer and secretary.

On July 24, 2014, we appointed Dr. Patrick Frankham and Dr. Hamid Doroudian as directors of our company and appointed Dr. Ahmad Doroudian, a director of our company, as president, chief executive officer and secretary.

On February 5, 2015, we accepted the resignation of Dr. Ahmad Doroudian as our president and chief executive officer of our company. Dr. Ahmad Doroudian remains a director and serves as chairman of the board. In addition, Dr. Hamid Doroudian resigned as a director of our company. The resignations of Dr. Ahmad Doroudian and Dr. Hamid Doroudian were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Also on February 5, 2015, Dr. Barbara-Jean Bormann-Kennedy (BJ Bormann) and Dr. Wolfgang Renz were appointed directors of our company. Concurrently with Dr. Ahmad Doroudian’s resignation, we appointed Dr. Bormann as chief executive officer of our company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Ahmad Doroudian	Chairman, Secretary and Director	54	September 17, 2007
Moira Ong	Chief Financial Officer	40	December 26, 2010
Dr. Patrick Frankham	Vice-President Business Development and Director	43	July 24, 2014
Dr. Barbara-Jean Bormann-Kennedy(BJ Bormann)	Chief Executive Officer and Director	56	February 5, 2015
Dr. Wolfgang Renz	Director	46	February 5, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Ahmad Doroudian – Chairman, Secretary and Director

Dr. Ahmad Doroudian was as our appointed president, chief executive officer and director on September 17, 2007 and as chief executive officer and secretary on March 30, 2011. He resigned as president, chief executive officer and secretary on August 30, 2011 and was re-appointed as president, chief executive officer and secretary on July 24, 2014. Dr. Doroudian subsequently resigned as president and chief executive officer on February 5, 2015 and was appointed as chairman on that date. Currently, Dr. Ahmad Doroudian acts as our company’s chairman, secretary and director.

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

Moira Ong – Chief Financial Officer

Moira Ong was appointed as our chief financial officer on December 26, 2010. Ms. Ong has more than 18 years of experience in public company accounting and audit reporting. From 2010 through 2012, Ms. Ong was also the vice president of finance of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products. From 2005 until 2010, Ms. Ong was senior manager at a global accounting firm in charge of completion of financial statements for Canadian publicly listed companies. From 2003 to 2005 she served as financial consultant for a private financial planning company. Ms. Ong was a manager in the banking and securities group at a global accounting firm in New York from 2000 to 2003. Ms. Ong obtained her CA designation in 1999 and her CFA designation in 2003.

Dr. Patrick Frankham – Vice-President Business Development and Director

Dr. Patrick Frankham was appointed as vice-president business development and director of our company on July 24, 2014. Dr. Frankham has over 20 years of experience in the biopharmaceutical and services industries. Prior to joining Pivot Pharmaceuticals he was Executive Director, Healthcare Innovation, Boehringer-Ingelheim GmbH. He has also founded several multinational healthcare startup enterprises including healthcare information technology, services and pharmaceuticals companies. His professional experience includes public and private companies as well as multinational corporations. He has developed pharmaceutical products in several therapeutic areas and interacted with global regulatory authorities. Notable prior organizations where he held increasing leadership roles include, Phoenix International Life Sciences (MDS Pharma Services), Endoceutics Inc., AeternaZentaris, BioAxone Biosciences, & ICON Clinical Research. Dr Frankham obtained his PhD in molecular endocrinology (Université Laval, Canada), and holds an MBA in Finance (University of Liverpool, UK). We appointed Dr. Frankham to our board due to his background in the biopharmaceutical industry.

Dr. Barbara-Jean Bormann-Kennedy (BJ Bormann) – Chief Executive Officer and Director

Dr. Bormann was appointed as chief executive officer and director of our company on February 5, 2015. Dr. Bormann is a professional with almost 30 years of experience in academic and pharmaceutical science and biotech and pharmaceutical business development. Dr. Bormann also serves as the interim chief executive officer of Supportive Therapeutics, LLC, a company that is developing a drug for the treatment of oral mucositis, a severe side effect to radiation and chemotherapy treatment in oncology patients. Dr. Bormann has previously been the chief executive officer of Harbour Antibodies based in the Netherlands, licensing transgenic mice that make human antibodies, and the chief business advisor for NanoMedical Systems, Inc. of Austin, Texas that licenses a unique implantable drug delivery device. Prior to these engagements, Dr. Bormann was senior vice president responsible for world-wide alliances, licensing and business development at Boehringer Ingelheim Pharmaceuticals, Inc. from 2007 to 2013. From 1996 to 2007, she served in a number of positions at Pfizer, Inc., the last one being vice president of Pfizer Global Research and Development and the world-wide Head of Strategic Alliances. Dr. Bormann currently serves on the board of directors of various companies, including Supportive Therapeutics, LLC, the Institute for Pediatric Innovation and Bioline RX (BLRX:NASDAQ). Dr. Bormann received her Ph.D. in biomedical science from the University of Connecticut Health Center and her B.Sc. from Fairfield University in biology. Dr. Bormann completed postdoctoral training at Yale Medical School in the department of pathology.

Dr. Wolfgang Renz - Director

Dr. Wolfgang Renz was appointed as a director of our company on February 5, 2015. Dr. Wolfgang Renz is president of international business at Physicians Interactive. Formerly, he served as corporate vice president of business model & healthcare innovation at Boehringer Ingelheim, one of the world’s largest pharmaceutical companies. For over a decade, he has been involved in developing medicines and technology to help people lead healthier, more productive lives. At Boehringer Ingelheim, he led a team of specialists to find, test, and develop the disruptive technologies that will shape the way health care will be delivered in the future. In addition, he also serves as adjunct professor of surgery at McGill University’s Faculty of Medicine in Montreal, Canada. Dr. Renz holds a medical degree and a Ph.D. from Freiburg University and is board certified in Germany in emergency medicine.

Family Relationships

There are no other family relationships between any of our directors, executive officers and proposed directors or executive officers.

Conflicts of Interest

Dr. Bormann serves as the interim chief executive officer of Supportive Therapeutics, LLC, a company that is developing a drug for the treatment of oral mucositis, a severe side effect to radiation and chemotherapy treatment in oncology patients. Dr. Bormann currently serves on the board of directors of various companies, including Supportive Therapeutics, LLC, the Institute for Pediatric Innovation and Bioline RX (BLRX:NASDAQ).

Dr. Renz is president of international business at Physicians Interactive and also serves as adjunct professor of surgery at McGill University’s Faculty of Medicine in Montreal, Canada.

While we do not anticipate that these activities will compete with our business, Dr. Bormann and Dr. Renz may have pre-existing fiduciary duties with one or more organizations and may not agree to present business opportunities or research data to us unless other entities have first declined to accept them or consented to their release. Accordingly, they may have a conflict of interest in determining to which entity a particular business opportunity should be presented.

Our directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. Our directors devote their time on an as needed basis. All of our directors, in the course of their other business activities, may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities engaged in business activities similar to those we intend to conduct.

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

Code of Ethics

Effective April 20, 2011, our company’s board of directors adopted a code of business conduct and ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our code of business conduct and ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our code of business conduct and ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our code of business conduct and ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s code of business conduct and ethics by another.

Our code of business conduct and ethics was included as an exhibit to our annual report on Form 10-K filed with the SEC on May 11, 2011. We will provide a copy of the code of business conduct and ethics to any person without charge, upon request. Requests can be sent to: Pivot Pharmaceuticals Inc., 1275 West 6th Avenue, Vancouver, British Columbia V6H 1A6.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of our the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. Dr. Wolfgang Renz is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Our company has a formal audit committee which was formed in May 2010, but currently does not have a financial expert. Our audit committee consists of Dr. Ahmad Doroudian and Dr. Patrick Frankham. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended January 31, 2015 and 2014 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

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

Our company has an audit committee charter which was adopted and approved by our board of directors on May 25, 2010. A copy of our audit committee charter is included as an exhibit to this annual report.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2015 and 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Dr. Barbara-Jean Bormann-Kennedy(BJ Bormann) (1) President and Director	2015 2014	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Moira Ong (2) Chief Financial Officer	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	4,128 3,218	4,128 3,218
Dr. Ahmad Doroudian (3) Chairman, Secretary and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Dr. Hamid Doroudian (4) Former President, Chief Executive Officer, Secretary and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Dr. Bormann was appointed as our president and director on February 5, 2015.
(2)	Ms. Ong was appointed as our chief financial officer on December 26, 2010.
(3)

Dr. Ahmad Doroudian was as our appointed president, chief executive officer and director on September 17, 2007 and as chief executive officer and secretary on March 30, 2011. He resigned as president, chief executive officer and secretary on August 30, 2011 and was re-appointed as president, chief executive officer and secretary on July 24, 2014. Dr. Doroudian subsequently resigned as president and chief executive officer on February 5, 2015 and was appointed as chairman on that date. Currently Dr. Ahmad Doroudian acts as our company’s chairman, secretary and director.

(4)

Dr. Hamid Doroudian was appointed president, chief executive officer and secretary of our company on August 30, 2011. On July 24, 2014, Dr. Hamid Doroudian was appointed as a director of our company and resigned as president, chief executive officer and secretary. Dr. Hamid Doroudian resigned as a director of our company on February 5, 2015.

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

Stock Options/SAR Grants

During our fiscal year ended January 31, 2015 there were no grants of plan based awards to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Unitsor Other Rights That Have Not Vested ($)
Dr. Ahmad Doroudian (1)	80,000	Nil	80,000	0.05	May 25, 2015	Nil	N/A	N/A	N/A

(1)

Dr. Ahmad Doroudian was as our appointed president, chief executive officer and director on September 17, 2007 and as chief executive officer and secretary on March 30, 2011. He resigned as president, chief executive officer and secretary on August 30, 2011 and was re-appointed as president, chief executive officer and secretary on July 24, 2014. Dr. Doroudian subsequently resigned as president and chief executive officer on February 5, 2015 and was appointed as chairman on that date. Currently Dr. Ahmad Doroudian acts as our company’s chairman, secretary and director.

Option Exercises

During our fiscal year ended January 31, 2015 there were no options exercised by our named officers.

Compensation of Directors

Other than set out below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that Dr. Wolfgang Renz is an independent director, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Effective March 19, 2015, we entered into director services agreements with our chief executive officer and director, BJ Bormann, and our directors, Dr. Wolfgang Renz and Dr. Patrick Frankham. Pursuant to the agreements each director shall provide director services to our company for a period of 24 months in consideration for 100,000,000 shares of our common stock payable in installments of 25,000,000 upon execution of the agreement, 25,000,000 after 6 months, 25,000,000 after 12 months, and 25,000,000 after 24 months. Each agreement may be terminated by our company without notice for cause, or by any party with 30 days prior notice.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 15, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Dr. Ahmad Doroudian (2) 4172 Doncaster Way Vancouver BC V6S 1V9	20,659,501(3) Common Shares	19.06%
Moira Ong (4)2392 Lawson AvenueWest Vancouver, BC V7V 2E6	2,000,000 Common Shares	1.85%
Dr. Patrick Frankham (5) 388 De La Vauvette Rosemere, QC, J7A 4J7	10,000,000 Common Shares	9.23%
Dr. Barbara-Jean Bormann-Kennedy(BJ Bormann) (6) #306 – 1188 BroadwaySomerville, MA 02144	10,000,000 Common Shares	9.23%
Dr. Wolfgang Renz (7) Am Hochgericht 31Rheinfelden, Germany 79618	10,000,000 Common Shares	9.23%
Directors and Officers as a Group(1)	52,659,501 Common Shares	48.60%
Devan Dass4093 W. 40th AvenueVancouver BC V6C 3B9	8,608,950Common Shares	7.94%
Dr. Giora Davidai21 Hampton LaneNew Canaan CT 06840	10,000,000Common Shares	9.23%
Stanley Papp and Sharon Papp JTTEN1315 Dempsey RoadNorth Vancouver BC V7K 1S7	7,953,644Common Shares	7.34%
Teya Kamille Sellan PO Box 166 Dewdney, BC V0M 1H0	6,953,644Common Shares	6.42%
Vintage Capital Group Inc. 36945 Lougheed HigwayMission BC V0M 1H0	8,243,352Common Shares	7.61%
Over 5% Shareholders as a Group	41,759,590Common Shares	38.54%

65

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 15, 2015. As of May 15, 2015, there were 108,363,784 shares of our company’s common stock issued and outstanding.

(2)

Dr. Ahmad Doroudian was as our appointed president, chief executive officer and director on September 17, 2007 and as chief executive officer and secretary on March 30, 2011. He resigned as president, chief executive officer and secretary on August 30, 2011 and was re-appointed as president, chief executive officer and secretary on July 24, 2014. Dr. Doroudian subsequently resigned as president and chief executive officer on February 5, 2015 and was appointed as chairman on that date. Currently Dr. Ahmad Doroudian acts as our company’s chairman, secretary and director.

(3)

Includes 20,259,501 shares owned by Dr. Ahmad Doroudian, 200,000 shares owned by Khadija Zerouali, the spouse of Dr. Ahmad Doroudian, and 200,000 shares owned by Kinwa Pharma International Company Ltd., a company over which Dr. Ahmad Doroudian and Ms. Zerouali have shared voting and investment power and 80,000 options to purchase shares at $0.05 for a period of five years from May 25, 2010 and 50,000 warrants to purchase shares at $0.05 for a period of five years from July 30, 2010.

(4)	Ms. Ong was appointed as our chief financial officer on December 26, 2010.
(5)	Dr. Patrick Frankham was appointed as vice-president business development and director of our company on July 24, 2014.
(6)	Dr. Bormann was appointed as chief executive officer and director of our company on February 5, 2015.
(7)	Dr. Renz was appointed as a director of our company on February 5, 2015.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors, consisting of Dr. Ahmad Doroudian, Dr. Patrick Frankham, Dr. BJ Bormann and Dr. Wolfgang Renz. Dr. Wolfgang Renz is an independent director.

Our audit committee consists of Dr. Ahmad Doroudian and Dr. Patrick Frankham.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2015 and for the fiscal year ended January 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2015 $	January 31, 2014 $
Audit Fees	16,500	15,200
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	16,500	15,200

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014)
3.10	Notice of Alteration removing Pre-Existing Company Provisions (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13*	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc.
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)

10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Hamid Doroudian
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Moira Ong
99	Additional Exhibits
99.1*	Audit Committee Charter
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: May 15, 2015	By:	/s/ Dr. BJ Bormann
Dr. BJ Bormann
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2015	By:	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2015	By:	/s/ Dr. BJ Bormann
Dr. BJ Bormann
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2015	By:	/s/ Dr. Ahmad Doroudian
Dr. Ahmad Doroudian
Chairman, Secretary and Director

Dated: May 15, 2015	By:	/s/ Dr. Patrick Frankham
Dr. Patrick Frankham
Vice-President Business Development and Director

Dated: May 15, 2015	By:	/s/ Dr. Wolfgang Renz
Dr. Wolfgang Renz
Director

