Form 10-K/A
period 2015-01-31
Pivot Pharmaceuticals Inc.
filed 2015-06-17
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

78,763,767 common shares as of May 15, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, which was filed with the Securities and Exchange Commission on May 15, 2015 (the “Original Filing”).

This Form 10-K/A is being filed to:

(a)

Amend the financial statements for the year ended January 31, 2015 to reflect common stock at no par value, to reflect foreign exchange on common stock issued during the year and to remove certain redundant notes to the financial statements;

(b)	Amend results disclosed in the Form 10-K/A for the above noted changes to the financial statements.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on May 15, 2015.

2

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

A brief summary of the major stages of our business plan that we are seeking to complete over the next 12 months and the cost estimates to complete each step are as follows:

•	Screening from classes of drugs to select P-001, P-002, P-003 in specific in vitro and in vivo models either gender specific or indication specific - $1,500,000;

•	Reformulation and dosage regimen testing for P-001, P-002, P-003 - $1,500,000;

•	commence and complete planned Phase II clinical trial of NK-001 (50 patients) - $2,355,000; and

•	complete pre-clinical studies of NK-002 - $800,000.

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

29

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

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2015 we have not earned any revenues and had a deficit of $4,171,294. We anticipate that we will incur increased expenses without realizing sufficient revenues (if any) to offset those expenses and we therefore expect to incur significant losses for the foreseeable future. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our auditor has indicated in our financial statements that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

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

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. We experienced a net loss of  $1,257,047 for the year ended January 31, 2015, compared to a net loss of $753,875 for the year ended January 31, 2014. We expect to incur substantial and increasing losses for the foreseeable future as we develop, seek regulatory approval for and commercialize our product candidates and pursue our other research and development activities. If our products are not successful in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize our products. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

Results of Operations

For the Year Ending January 31, 2015 and 2014

		Year Ended January 31,
		2015		2014
Revenue	$	Nil	$	Nil
Operating expenses		$130,810		$76,887
Accretion of discounts on convertible debentures		$9,712		$7,696
Financing costs		$170,078		$63,000
Loss (gain) on change in fair value derivative		$(210,100)		$58,661
Loss on settlement and conversions of debentures		$1,084,300		$512,500
Interest expense		$72,247		$35,131
Net income (loss)		$(1,257,047)		$(753,875)

Expenses

Our operating expenses for our years ended January 31, 2015 and 2014 are outlined in the table below:

		Year Ended January 31,
		2015		2014
Depreciation and amortization		$455		$455
Consulting	$	Nil	$	Nil
Foreign exchange loss (gain)		$58,933		$31,029
General and administrative		$34,080		$25,436
Management fees		$3,000	$	Nil
Professional fees		$34,342		$19,967
Research and development	$	Nil	$	Nil

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

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At January 31, 2015	At January 31, 2014
Current Assets	$1,193	$6,295
Current Liabilities	$71,053	$728,915
Working Capital (Deficit)	$(69,860)	$(722,620)

Cash Flows

	Year Ended January 31, 2015		Year Ended January 31, 2014
Net Cash used in Operating Activities		$(52,665)		$(27,276)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$52,688		$27,845
Increase (Decrease) in Cash During the Period		$23		$(569)

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

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at January 31, 2015, our company has  4,600,000 pre-split or  460,000 post-split (2014 – 27,142,888 pre-split or 2,714,289 post-split) potentially dilutive shares.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 15, 2015

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Balance Sheets

(Expressed in Canadian dollars)

	January 31, 2015 $	January 31, 2014 $

Assets

Current assets

Cash	1,067	1,044
Amounts receivable	126	5,251

Total current assets	1,193	6,295

Property and equipment (Note 3)	417	872

Total assets	1,610	7,167

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities	52,388	35,373
Loans payable (Note 4)	–	55,306
Due to related party (Note 10)	–	151,384
Convertible debentures, net of unamortized discount of $nil and $7,304, respectively (Note 5)	–	286,852
Derivative liabilities – current portion (Note 6)	18,665	200,000

Total current liabilities	71,053	728,915

Derivative liabilities (Note 6)	–	28,765

Total liabilities	71,053	757,680

Stockholders’ Deficit

Common stock: Unlimited shares authorized, without par value 65,863,767 and 10,076,707 shares issued and outstanding, respectively	3,834,265	1,674,148

Common stock issuable (Note 7)	–	225,000

Additional paid-in capital (Note 10)	267,586	264,586

Accumulated deficit	(4,171,294)	(2,914,247)

Total stockholders’ deficit	(69,443)	(750,513)

Total liabilities and stockholders’ deficit	1,610	7,167

Nature of operations and continuance of business (Note 1)

Subsequent events (Note 12)

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Statements of Operations

(Expressed in Canadian dollars)

	Year Ended January 31, 2015 $	Year Ended January 31, 2014 $

Revenue	–	–

Expenses

Depreciation and amortization	455	455
Foreign exchange loss	58,933	31,029
General and administrative	34,080	25,436
Management fees (Note 10)	3,000	–
Professional fees	34,342	19,967

Total expenses	130,810	76,887

Loss from operations	(130,810)	(76,887)

Other (expenses) income

Accretion of discount on convertible debentures	(9,712)	(7,696)
Financing costs	(170,078)	(63,000)
Gain (loss) on change in fair value of derivative liabilities	210,100	(58,661)
Loss on settlement and conversions of debentures	(1,084,300)	(512,500)
Interest expense	(72,247)	(35,131)

Total other (expenses) income	(1,126,237)	(676,988)

Net loss	(1,257,047)	(753,875)

Net loss per share, basic	(0.11)	(0.20)

Net loss per share, diluted	(0.11)	(0.20)

Weighted average shares outstanding - basic	11,599,995	4,828,702

Weighted average shares outstanding - diluted	11,599,995	4,828,702

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Statements of Stockholders’ Equity (Deficit)

(Expressed in Canadian dollars)

			Common	Additional
	Common Stock		Stock	Paid-In
	Shares #	Amount $	Issuable $	Capital $	Deficit $	Total $

Balance – January 31, 2013	3,576,707	1,086,148	225,000	174,586	(2,160,372)	(674,638)

Contributed capital	–	–	–	75,000	–	75,000

Beneficial conversion feature of convertible debenture	–	–	–	15,000	–	15,000

Shares issued on default of loan debenture	3,000,000	63,000	–	–	–	63,000

Shares issued to settle due to related party	3,500,000	525,000	–	–	–	525,000

Net loss	–	–	–	–	(753,875)	(753,875)

Balance – January 31, 2014	10,076,707	1,674,148	225,000	264,586	(2,914,247)	(750,513)

Contributed capital	–	–	–	3,000	–	3,000

Shares issued for termination fees	1,000,000	225,000	(225,000)	–	–	–
Shares issued on default of loans	2,750,000	170,078	–	–	–	170,078

Shares issued on settlement and conversion of debentures	35,524,538	777,012	–	–	–	777,012

Shares issued to settle amounts due to related party	16,512,521	988,027	–	–	–	988,027

Net loss	–	–	–	–	(1,257,047)	(1,257,047)

Balance – January 31, 2015	65,863,766	3,834,265	–	267,586	(4,171,294)	(69,443)

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Statements of Cash Flows

(Expressed in Canadian dollars)

	Year Ended January 31, 2015 $	Year Ended January 31, 2014 $

Operating activities

Net income (loss)	(1,257,047)	(753,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	11,964	7,696
Depreciation and amortization	455	455
(Gain) loss on change in fair value of derivative liabilities	(210,100)	58,661
Loss on settlement and conversions of debentures	1,084,300	490,000
Shares issued for loan defaults	170,078	63,000
Services contributed by related party	3,000	–
Changes in operating assets and liabilities:
Other receivable	5,251	(997)
Accounts payable and accrued liabilities	98,838	52,933
Due to related parties	40,596	54,851

Net cash used in operating activities	(52,665)	(27,276)

Financing activities
Proceeds from issuance of convertible debentures	12,095	27,845
Proceeds from related party loans	40,593	–
Net cash provided by financing activities	52,688	27,845

Increase in cash	23	569

Cash – beginning of period	1,044	475

Cash – end of period	1,067	1,044
Supplemental disclosures:
Interest paid	274	–
Income tax paid	–	–

Non-cash activities:
Contributed services	–	75,000
Debt discount on beneficial conversion feature	–	15,000
Shares issued for settlement and conversions of debentures	777,012	–
Shares issued for settlement of amounts due to related party	988,027	35,000

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2015, the Company has not earned any revenue, has a working capital deficit of $69,860 and an accumulated deficit of $4,171,294. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has determined that its previously filed Form 10-K included a misclassification of $523,000 related to equity. After taking the reclassification into account, the balances of common shares and additional paid-in capital as of January 31, 2014, are $1,674,148 and $264,586, respectively.

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

The Company has approximately $3,400,000 of non-capital losses carried forward to offset taxable income in future years which expire beginning in fiscal 2029. The income tax benefit differs from the amount computed by applying the Canadian federal and provincial statutory rates to net loss before income taxes for the years ended January 31, 2015 and 2014, respectively, as a result of the following:

	2015 $	2014 $

Net loss before taxes	1,257,047	753,875
Statutory rate	26.0%	25.8%

Expected tax recovery	326,832	194,500
Permanent differences and other	51,983	(17,473)
Expenses deductible for tax purposes	54	–
Current period losses not recognized	(378,869)	(177,027)

Income tax provision	–	–

PIVOT PHARMACEUTICALS INC. (formerly Neurokine Pharmaceuticals Inc.)

Notes to the Financial Statements

Year ended January 31, 2015

(Expressed in Canadian dollars)

11.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at January 31, 2015 and 2014, after applying enacted corporate income tax rates, are as follows:

	2015 $	2014 $

Non-capital losses carried forward	898,187	635,312
Valuation allowance	(898,187)	(635,312)

Net deferred tax asset	–	–

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

Expiry Date	Non-Capital Loss $

2029	434,518
2030	77,975
2031	139,450
2032	657,883
2033	-
2034	687,128
2035	1,457,190

3,454,144

12.	Subsequent Events

(a)

In March 2015, the Company issued 40,000,000 shares of common stock to directors and an officer. 75% of these shares of common stock are held in escrow to be released one third in 6 months, one third in 12 months and one third in 24 months.

(b)

In April 2015, the Company effected a reverse stock split of its issued and outstanding shares of common stock on a 10 for 1 basis and changed its name from Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc.

(c)	In April 2015, the Company issued 2,500,000 shares of common stock to a service provider and an officer for services provided.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effecti veness of internal control over financial reporting as of January 31, 2015, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1. We did not maintain appropriate financial reporting controls – As of January 31, 2015, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2015, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as debt conversions. Subsequent to January 31, 2015, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

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

66

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014)
3.10	Notice of Alteration removing Pre-Existing Company Provisions (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13*	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc.
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)

10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99	Additional Exhibits
99.1*	Audit Committee Charter
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: June 17, 2015	By:	/s/ Dr. BJ Bormann
Dr. BJ Bormann
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 17, 2015	By:	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 17, 2015	By:	/s/ Dr. BJ Bormann
Dr. BJ Bormann
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 17, 2015	By:	/s/ Dr. Ahmad Doroudian
Dr. Ahmad Doroudian
Chairman, Secretary and Director

Dated: June 17, 2015	By:	/s/ Dr. Patrick Frankham
Dr. Patrick Frankham
Vice-President Business Development and Director

Dated: June 17, 2015	By:	/s/ Dr. Wolfgang Renz
Dr. Wolfgang Renz
Director

