Form 10-Q
period 2015-04-30
Pivot Pharmaceuticals Inc.
filed 2015-06-17
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

78,763,767 common shares issued and outstanding as of June 17, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three months ended April 30, 2015 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended April 30, 2015 are not necessarily indicative of results to be expected for any subsequent period.

PIVOT PHARMACEUTICALS INC.

Financial Statements

(Expressed in Canadian dollars)

Period ended April 30, 2015 (unaudited) and January 31, 2015

PIVOT PHARMACEUTICALS INC.

Balance Sheets

(Expressed in Canadian dollars)

	April 30, 2015 $	January 31, 2015 $
Assets	(unaudited)
Current assets
Cash	33,784	1,067
Amounts receivable	934	126

Total current assets	34,718	1,193
Property and equipment (Note 3)	303	417
Total assets	35,021	1,610

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	64,412	52,388
Due to related party (Note 8)	941	–
Derivative liabilities (Note 4)	29,652	18,665
Total liabilities	95,005	71,053

Stockholders’ Deficit
Common stock: Unlimited shares authorized, without par value, 78,763,767 and 65,863,767 shares issued and outstanding, respectively	5,301,313	3,834,265
Additional paid-in capital	267,586	267,586
Accumulated deficit	(5,628,883)	(4,171,294)

Total stockholders’ deficit	(59,984)	(69,443)
Total liabilities and stockholders’ deficit	35,021	1,610

Nature of operations and continuance of business (Note 1)

Subsequent events (Note 9)

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC.

Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended April 30, 2015 $	Three Months Ended April 30, 2014 $
	(unaudited)	(unaudited)

Revenue	–	–
Expenses
Consulting	339,648	–
Depreciation	114	114
Foreign exchange (gain) loss	1,434	(3,268)
General and administrative	3,743	3,439
Management fees (Note 8)	840,105	3,000
Professional fees	261,558	4,909
Total expenses	1,446,602	8,194
Loss from operations	(1,446,602)	(8,194)

Other (expenses) income
Accretion of discount on convertible debentures	–	(7,304)
Financing costs	–	(90,000)
(Loss) gain on change in fair value of derivative liabilities	(10,987)	205,333
Interest expense	–	(9,071)
Total other (expenses) income	(10,987)	98,958
Net (loss) income	(1,457,589)	90,764

Net (loss) income per share, basic	(0.02)	0.01
Net (loss) income per share, diluted	(0.02)	0.01
Weighted average shares outstanding - basic	72,649,160	10,144,123
Weighted average shares outstanding - diluted	72,649,160	10,144,123

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC.

Statements of Cash Flows

(Expressed in Canadian dollars)

	Three Months Ended April 30, 2015 $	Three Months Ended April 30, 2014 $
	(unaudited)	(unaudited)
Operating activities

Net (loss) income	(1,457,589)	90,764
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	–	7,304
Depreciation	114	114
Loss (gain) on change in fair value of derivative liabilities	10,987	(205,333)
Stock issued for financing costs	–	90,000
Stock issued for services	1,418,204	–
Services contributed by officer	–	3,000
Changes in operating assets and liabilities:
Amounts receivable	(808)	(247)
Accounts payable and accrued liabilities	12,024	10,694
Due to related parties	941	3,140
Net cash used in operating activities	(16,127)	(564)
Financing activities
Proceeds from stock to be issued	48,844	–
Net cash provided by financing activities	48,844	–
Increase (decrease) in cash	32,717	(564)
Cash – beginning of period	1,067	1,044
Cash – end of period	33,784	480

Supplemental disclosures:		–
Interest paid	–
Income tax paid	–	–

 (The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended April 30, 2015 (unaudited)

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2015, the Company has not earned any revenue, has a working capital deficit of $60,287 and an accumulated deficit of $5,628,883. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars.  The Company’s fiscal year-end is January 31.

(b) Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, assumptions used to determine the fair values of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30 and January 31, 2015, the Company had no cash equivalents.

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended April 30, 2015 (unaudited)

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

(i) Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2015, the Company has 460,000 (January 31, 2015 – 460,000) potentially dilutive shares.

(j) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30 and January 31, 2015, the Company had no items representing comprehensive income or loss.

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended April 30, 2015 (unaudited)

(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and derivative liabilities is determined based on “Level 2” inputs, as determined by observable market data. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended April 30, 2015 (unaudited)

(Expressed in Canadian dollars)

3. Property and Equipment

	Cost $	Accumulated amortization $	April 30, 2015 Net carrying value $	January 31, 2015 Net carrying value $
			(unaudited)

Office furniture and equipment	2,276	1,973	303	417

Depreciation expense included as a charge to income was $114 and $114 for the three months ended April 30, 2015 and 2014, respectively.

4. Derivative Liabilities

Derivative liabilities consist of share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency.  The fair values of these derivative liabilities are as follows:

	April 30, 2015 $	January 31, 2015 $
	(unaudited)

380,000 warrants expiring on July 30, 2015	29,652	18,665

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
380,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at April 30, 2015:
380,000 warrants expiring on July 30, 2015	252%	0.01%	0%	0.25

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended April 30, 2015 (unaudited)

(Expressed in Canadian dollars)

5. Common Stock

In April 2015, 400,000 shares of common stock were issued for cash received.

On April 15, 2015, the Company issued 2,500,000 shares of common stock to a service provider and an officer for services provided.

On March 6, 2015, 10,000,000 shares of common stock were issued to directors, an officer and a consultant.

6. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price (US$)

Balance, April 30, 2015, January 31, 2015 and January 31, 2014	380,000	0.05

As at April 30, 2015, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

380,000	0.05	July 30, 2015

7. Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding and exercisable, January 31, 2014	80,000	0.05	1.30	–

Outstanding and exercisable, January 31, 2015	80,000	0.05	0.30	–

Outstanding and exercisable, April 30, 2015	80,000	0.05	0.07	–

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended April 30, 2015 (unaudited)

(Expressed in Canadian dollars)

7. Stock Options (continued)

Additional information regarding stock options as of April 30, 2015, is as follows:

Number of Options	Exercise Price $	Expiry Date

80,000	0.05	May 25, 2015

8. Related Party Transactions

As at April 30, 2015, the Company owed $941 (January 31, 2015 - $nil) to a director of the Company, which is unsecured, non-interest bearing and due on demand. 16,512,521 shares of common stock were issued in January 2015 in settlement of $191,977 of amounts due to this director.

On April 15, 2015, the Company issued 2,000,000 shares of common stock to an officer for services provided. This $238,450 of compensation expense has been included in professional fees.

On March 6, 2015, 7,500,000 shares of common stock were issued to directors and an officer. This $840,105 of compensation expense has been included in management fees.

9. Subsequent Events

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Pivot Pharmaceuticals Inc., unless otherwise indicated.

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

On June 27, 2014, our company issued a convertible debenture with a non-related party for $7,500. The debenture is unsecured, due interest at 24% per annum and due on June 27, 2015. The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.01 per share at the discretion of the lender and at any time during the term of this debenture.  On January 31, 2015, this convertible debenture and accrued interest was converted to 725,988 shares of common stock of our company.

On December 11, 2014, our company issued a convertible debenture with a non-related party for $2,000. The debenture is unsecured, due interest at 24% per annum and due on December 11, 2015. The note, plus accrued interest, is convertible into common shares at a conversion price of US$0.01 per share at the discretion of the lender and at any time during the term of this debenture.  On January 31, 2015, this convertible debenture was converted to 174,666 shares of common stock of our company.

On January 31, 2015, we issued 299,202,532 pre-split (29,920,253 post-split) shares of our common stock to six subscribers at the price of US$0.001 per share in full conversion of 6 outstanding convertible promissory notes held by the subscribers with an aggregate value US$299,203.53 including principle and accrued interest. We originally issued the convertible promissory notes for cash consideration on December 11, 2014, June 27, 2014, April 26, 2013, December 4, 2011, February 23, 2011, and December 16, 2010, respectively. 47,649,500 pre-split (4,764,950 post-split) of the common shares were issued to Sassel Investments Inc., a corporation beneficially owned and controlled by Hamid Doroudian, a former officer and director of our company. Dr. Doroudian remains as an affiliate of our company.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2015, which are included herein.

Our operating results for the three months ended April 30, 2015 and 2014 are summarized as follows:

	Three Months Ended
	April 30,
	2015		2014
Revenue	$	nil	$	nil
Depreciation		$114		$114
Consulting		$339,648	$	nil
Foreign exchange (gain) loss		$1,434		$(3,268)
General and administrative		$3,743		$3,439
Management fees		$840,105		$3,000
Professional fees		$261,558		$4,909
Total Other (Income) Expenses		$10,987		$(98,958)
Net Income (Loss)		$(1,457,589)		$90,764

For the three months ended April 30, 2015, our net income decreased by $1,548,353 as compared to the three months ended April 30, 2014. Our net income decreased primarily due to issuance of common stock for consulting, management and professional fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30, 2015	January 31, 2015

Current Assets	$34,718	$1,193
Current Liabilities	$95,005	$71,053
Working Capital (Deficit)	$(60,287)	$(69,860)

Our total current assets as of April 30, 2015 were $34,718 as compared to total current assets of $1,193 as of January 31, 2015. The increase was primarily due to increase in cash from share subscriptions received in April 2015. Our total current liabilities as of April 30, 2015 were $95,005 as compared to total current liabilities of $71,053 as of January 31, 2015. The increase in current liabilities was attributed to professional fees incurred during the three months ended April 30, 2015 related to conversions and settlement of debentures, issuances of common stock, appointment of certain directors and officers and effecting our name change.

Cash Flows

	Three Months Ended
	April 30,
	2015	2014

Net Cash Provided By (Used In) Operating Activities	$(16,127)		$(564)
Net Cash Provided By Financing Activities	$48,844	$	Nil
Increase (Decrease) in Cash During the Period	$32,717		$(564)

Operating Activities

During the three months ended April 30, 2015, our cash used by operating activities increased by $15,563. The increase in cash used for operating activities was as a result of payments for professional fees related to activities that occurred during the three months ended April 30, 2015, including conversions and settlement of debentures, issuances of common stock, appointment of certain directors and officers and effecting our name change.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2015 and 2014.

Financing Activities

During the three months ended April 30, 2015, we received $48,844 (US$40,000) in cash from financing activities compared with proceeds of $nil during the three months ended April 30, 2014.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, assumptions used to determine the fair values of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2015, and January 31, 2015, our company had no cash equivalents.

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

Earnings (Loss) Per Share

Our company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2015, our company has 460,000 (January 31, 2015 – 460,000) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2015, and January 31, 2015, our company had no items representing comprehensive income or loss.

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

Our company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and derivative liabilities is determined based on “Level 2” inputs, as determined by observable market data. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures our chief executive officer (our principal executive officer) and our chief financial officer (principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Current Report on Form 8-K filed on June 4, 2014)
3.10	Form 11 Notice of Alteration (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13*	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc.
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99	Additional Exhibits
99.1	Audit Committee Charter
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: June 17, 2015	By:	/s/ BJ Bormann
Dr. BJ Bormann
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 17, 2015	By:	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

