Form 10-Q
period 2015-07-31
Pivot Pharmaceuticals Inc.
filed 2015-09-10
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

109,763,781 common shares issued and outstanding as of September 10, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six months ended July 31, 2015 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended July 31, 2015 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Financial Statements

(Expressed in Canadian dollars)

Period ended July 31, 2015 (unaudited) and January 31, 2015

PIVOT PHARMACEUTICALS INC.

Balance Sheets

(Expressed in Canadian dollars)

	July 31, 2015 $	January 31, 2015 $
	(unaudited)
Assets
Current assets
Cash	270,282	1,067
Amounts receivable	1,360	126

Total current assets	271,642	1,193
Property and equipment (Note 3)	189	417
Total assets	271,831	1,610

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	77,501	52,388
Due to related parties (Note 8)	14,299	–
Derivative liabilities (Note 4)	–	18,665

Total liabilities	91,800	71,053

Stockholders’ Equity (Deficit)
Common stock: Unlimited shares authorized, without par value, 79,763,767 and 65,863,767 shares issued and outstanding, respectively (Note 5)	5,562,349	3,834,265
Common stock issuable (Note 5)	2,893,580	–
Additional paid-in capital	267,586	267,586
Accumulated deficit	(8,543,484)	(4,171,294)

Total stockholders’ equity (deficit)	180,031	(69,443)
Total liabilities and stockholders’ equity (deficit)	271,831	1,610

Nature of operations and continuance of business (Note 1)

Subsequent events (Note 9)

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC.

Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended July 31, 2015 $	Three Months Ended July 31, 2014 $	Six Months Ended July 31, 2015 $	Six Months Ended July 31, 2014 $
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	–	–	–	–

Expenses

Consulting	723,395	–	1,063,043	–
Depreciation	114	114	228	228
Foreign exchange loss (gain)	4,008	129	5,442	(3,139)
General and administrative	23,660	13,839	27,404	17,278
Management fees (Note 8)	2,170,185	–	3,010,290	3,000
Professional fees	22,890	15,889	284,448	20,798

Total expenses	2,944,252	29,971	4,390,855	38,165

Loss from operations	(2,944,252)	(29,971)	(4,390,855)	(38,165)

Other (expenses) income

Accretion of discount on convertible debentures	–	–	–	(7,304)
Financing costs	–	–	–	(90,000)
Gain on change in fair value of derivative liabilities	7,679	3,050	18,665	208,383
Interest expense	–	(9,539)	–	(18,610)

Total other income (expenses)	7,679	(6,489)	18,665	92,469

Net (loss) income	(2,936,573)	(36,460)	(4,372,190)	54,304

Net (loss) income per share, basic	(0.04)	(0.00)	(0.06)	(0.00)

Net (loss) income per share, diluted	(0.04)	(0.00)	(0.06)	(0.00)

Weighted average shares outstanding – basic	78,850,723	11,576,707	75,801,336	10,872,287

Weighted average shares outstanding – diluted	78,850,723	11,576,707	75,801,336	10,872,287

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC.

Statements of Cash Flows

(Expressed in Canadian dollars)

	Six Months Ended July 31, 2015 $	Six Months Ended July 31, 2014 $
	(unaudited)	(unaudited)
Operating activities

Net (loss) income	(4,372,190)	54,304
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of discount on convertible debentures	–	7,304
Depreciation	228	228
Gain on change in fair value of derivative liabilities	(18,665)	(208,382)
Stock issued for financing costs	–	90,000
Stock issued/issuable for services	4,311,784	–
Services contributed by officer	–	3,000
Changes in operating assets and liabilities:
Amounts receivable	(1,234)	(477)
Accounts payable and accrued liabilities	25,113	26,657
Due to related parties	14,299	31,458

Net cash (used in) provided by operating activities	(40,665)	4,092

Financing activities
Proceeds from stock issued	309,880	–

Net cash provided by financing activities	309,880	–

Increase in cash	269,215	4,092

Cash – beginning of period	1,067	1,044

Cash – end of period	270,282	5,136

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended July 31, 2015 (unaudited)

(Expressed in Canadian dollars)

1. Nature of Operations and Continuance of Business

Pivot Pharmaceuticals Inc. (formerly Neurokine Pharmaceuticals Inc.) (the “Company”) was incorporated in British Columbia under the Business Corporations Act on June 10, 2002. On April 7, 2015, the Company changed its name from Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. The Company is in the business of developing and commercializing new uses for existing prescription drugs in the area of Women’s Health.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2015, the Company has not earned any revenue and has an accumulated deficit of $8,543,484. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31 and January 31, 2015, the Company had no cash equivalents.

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended July 31, 2015 (unaudited)

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

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2015, the Company has no (January 31, 2015 – 460,000) potentially dilutive shares.

(j)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31 and January 31, 2015, the Company had no items representing comprehensive income or loss.

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended July 31, 2015 (unaudited)

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

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended July 31, 2015 (unaudited)

(Expressed in Canadian dollars)

3. Property and Equipment

	Cost $	Accumulated amortization $	July 31, 2015 Net carrying value $	January 31, 2015 Net carrying value $
			(unaudited)
Office furniture and equipment	2,276	2,087	189	417

Depreciation expense included as a charge to income was $228 and $228 for the six months ended July 31, 2015 and 2014, respectively.

4. Derivative Liabilities

Derivative liabilities consist of share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company’s functional currency. The fair values of these derivative liabilities are as follows:

	July 31, 2015 $	January 31, 2015 $
	(unaudited)
380,000 warrants expiring on July 30, 2015	–	18,665

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
380,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at July 31, 2015:
No warrants outstanding	–	–	–	–

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended July 31, 2015 (unaudited)

(Expressed in Canadian dollars)

5. Common Stock

In July 2015, 1,000,000 shares of common stock were issued for cash proceeds of $261,036 or $0.12 per share. In April 2015, 400,000 shares of common stock were issued for cash proceeds of $48,844 or $0.26 per share.

On April 15, 2015, the Company issued 2,500,000 shares of common stock to a service provider and an officer for services provided valued at $298,063. The value of the common stock was based on the market price of the stock on the date of issuance.

On March 6, 2015, 10,000,000 shares of common stock were issued to directors, officers and a consultant and valued at $1,120,140 using the market price of the stock on the date of issuance. An additional 30,000,000 shares of common stock are held in escrow and will be released as follows: 10,000,000 shares of common stock on each of August 25, 2015, February 25, 2016 and February 25, 2017. For the six months ended July 31, 2015, an additional $2,893,580 was recognized for services provided, which was valued using the market price of the stock on July 31, 2015.

6. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price (US$)

Balance, January 31, 2015 and 2014	380,000	0.05
Expired	(380,000)	(0.05)
Balance, July 31, 2015	–	–

As at July 31, 2015, there were no share purchase warrants outstanding.

7. Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding and exercisable, January 31, 2015 and 2014	80,000	0.05	0.30 / 1.30	–

Expired	(80,000)	(0.05)	(0.30)	–

Outstanding and exercisable, July 31, 2015	–	–	–	–

As at July 31, 2015, there were no stock options outstanding.

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended July 31, 2015 (unaudited)

(Expressed in Canadian dollars)

8. Related Party Transactions

As at July 31, 2015, the Company owed $1,723 (January 31, 2015 - $nil) to a director of the Company, which is unsecured, non-interest bearing and due on demand. 16,512,521 shares of common stock were issued in January 2015 in settlement of $191,977 of amounts due to this director.

As at July 31, 2015, the Company owed $4,886 (January 31, 2015 - $nil) and $7,690 (January 31, 2015 - $nil) to an officer and a director and officer of the Company, respectively. Both amounts are unsecured, non-interest bearing and due on demand.

On April 29, 2015, the Company issued 100,000 shares of common stock to an officer and director for cash proceeds of $12,072 or $0.12 per share.

On April 15, 2015, the Company issued 2,000,000 shares of common stock to an officer for services provided. This $238,450 of compensation expense has been included in professional fees.

On March 6, 2015, 7,500,000 shares of common stock were issued to directors and officers. Management fees for the six months ended July 31, 2015 of $3,010,290 includes the 7,500,000 shares of common stock issued and shares of common stock issuable for services performed by directors and officers up to July 31, 2015 (Note 5).

9. Subsequent Events

On August 25, 2015, 10,000,000 shares of common stock held in escrow (Note 5) were released to directors, officers and a consultant.

The Company has evaluated subsequent events through the date of issuance of the financial statements and did not have any material recognizable subsequent events.

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

General Overview

We are a development stage pharmaceutical company. We were incorporated in the Province of British Columbia, Canada under the name “649186 B.C. Ltd.”, on June 10, 2002. On September 9, 2003, we changed our name to “Xerxes Health Corp.” and on June 26, 2007, we changed our name to “Neurokine Pharmaceuticals Inc.”.

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

Effective at the opening of trading on April 20, 2015, as approved by FINRA, our company effected a reverse stock split of our issued and outstanding common shares on a 10 old for 1 new share basis.

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

Our business model currently includes the following activities:

•	identifying new indications for approved and marketed products;
•	securing intellectual property rights to those products;
•	conducting preliminary laboratory tests and clinical trials; and
•	establishing partnerships with large pharmaceutical, specialty pharmaceutical and biotechnology companies to develop and commercialize products outside of the initial market focus.

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

To date, we have concentrated our research on innovating applications for existing drugs for the treatment of diseases and conditions specific to women’s health indications. The diseases and conditions that are the subject of our research include:

•	Dysmenorrhea in women aged 15-25 years old (P-001)
•	Lower urinary tract symptoms (LUTS) including filling and voiding issues (P-002)
•	Menopausal symptoms including hot flushes (P-003)

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

We anticipate that our re-profiling approach will result in faster, more efficient clinical trials and dramatically increase the chance of obtaining regulatory approval at each clinical trial stage. In some cases (as in the case of P-001, P-002 and P-003), we anticipate that we will be able to obtain a regulatory waiver and bypass certain clinical trial stages as a result of basing our products on re-profiled drugs.

Issuances of Securities

On June 27, 2014, our company issued a convertible debenture with a non-related party for $7,500. The debenture was unsecured, due interest at 24% per annum and due on June 27, 2015. The note, plus accrued interest, was convertible into common shares at a conversion price of US$0.01 per share at the discretion of the lender and at any time during the term of this debenture. On January 31, 2015, this convertible debenture and accrued interest was converted to 725,988 shares of common stock of our company.

On December 11, 2014, our company issued a convertible debenture with a non-related party for $2,000. The debenture was unsecured, due interest at 24% per annum and due on December 11, 2015. The note, plus accrued interest, was convertible into common shares at a conversion price of US$0.01 per share at the discretion of the lender and at any time during the term of this debenture. On January 31, 2015, this convertible debenture was converted to 174,666 shares of common stock of our company.

On January 31, 2015, we issued 299,202,532 pre-split (29,920,253 post-split) shares of our common stock to six subscribers at the price of US$0.001 per share in full conversion of six outstanding convertible promissory notes held by the subscribers with an aggregate value US$299,203.53 including principal and accrued interest. We originally issued the convertible promissory notes for cash consideration on December 11, 2014, June 27, 2014, April 26, 2013, December 4, 2011, February 23, 2011, and December 16, 2010, respectively. 47,649,500 pre-split (4,764,950 post-split) of the common shares were issued to Sassel Investments Inc., a corporation beneficially owned and controlled by Hamid Doroudian, a former officer and director of our company. Hamid Doroudian remains as an affiliate of our company.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2015, which are included in this quarterly report on Form 10-Q.

Our operating results for the three and six months ended July 31, 2015 and 2014 are summarized as follows:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2015		2014		2015		2014
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Consulting		$723,395	$	Nil		$1,063,043	$	Nil
Depreciation		$114		$114		$228		$228
Foreign exchange (gain) loss		$4,008		$129		$5,442		$(3,139)
General and administrative		$23,660		$13,839		$27,404		$17,278
Management fees		$2,170,185	$	Nil		$3,010,290		$3,000
Professional fees		$22,890		$15,889		$284,448		$20,798
Total Other (Income) Expenses		$(7,679)		$6,489		$(18,665)		$(92,469)
Net Income (Loss)		$(2,936,573)		$(36,460)		$(4,372,190)		$54,304

For the three months ended July 31, 2015, our net loss increased by $2,900,113 as compared to the three months ended July 31, 2014. For the six months ended July 31, 2015, our net loss increased by $4,426,494 as compared to the six months ended July 31, 2014. Our loss increased primarily due to shares of common stock issued and issuable for services, which increased consulting, management and professional fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	January 31,
	2015	2015
Current Assets	$271,642	$1,193
Current Liabilities	$91,800	$71,053
Working Capital (Deficit)	$179,842	$(69,860)

Our total current assets as of July 31, 2015 were $271,642 as compared to total current assets of $1,193 as of January 31, 2015. The increase was primarily due to an increase in cash from shares subscribed and issued during the period. Our total current liabilities as of July 31, 2015 were $91,800 as compared to total current liabilities of $71,053 as of January 31, 2015. The increase in current liabilities was attributed to professional fees incurred during the period related to conversions and settlement of debentures, issuances of common stock, appointment of certain directors and officers and effecting our name change.

Cash Flows

	Six Months Ended
	July 31,
	2015	2014
Net Cash Provided By (Used In) Operating Activities	$(40,665)		$4,092
Net Cash Provided By Financing Activities	$309,880	$	Nil
Increase in Cash During the Period	$269,215		$4,092

Operating Activities

During the six months ended July 31, 2015, our cash used in operating activities increased by $44,757. This increase was a result of payments made for professional fees related to activities that occurred during the period, including conversions and settlement of debentures, issuances of common stock, appointment of certain directors and officers and effecting our name change.

Investing Activities

We did not have any investing activities during the six months ended July 31, 2015 and 2014.

Financing Activities

During the six months ended July 31, 2015, we received $309,880 (US$240,000) in cash from financing activities compared with proceeds of $nil during the six months ended July 31, 2014.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Description	($)
Business development	120,000
Consulting	206,000
Finance	148,400
General and administrative	105,880
Insurance	32,000
Legal	60,000
Listing expenses	84,700
Premises	24,500
Salaries	1,000,000
1,781,480

Based on our planned expenditures, we will require additional funds of approximately $1,781,480 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources. There can be no assurance that our business plans will be successful whether scaled back or not.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31, 2015, and January 31, 2015, our company had no cash equivalents.

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

Earnings (Loss) Per Share

Our company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2015, our company has no (January 31, 2015 – 460,000) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2015, and January 31, 2015, our company had no items representing comprehensive income or loss.

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

Our company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and derivative liabilities is determined based on “Level 2” inputs, as determined by observable market data. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations

Foreign Currency Translation

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Current Report on Form 8-K filed on June 4, 2014)
3.10	Form 11 Notice of Alteration (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. (incorporated by reference to our Annual Report on Form 10-K filed on May 15, 2015)
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99	Additional Exhibits
99.1	Audit Committee Charter
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: September 10, 2015	By:	/s/ BJ Anne Bormann
Dr. BJ Anne Bormann
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 10, 2015	By:	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

