Form 10-Q
period 2015-10-31
Pivot Pharmaceuticals Inc.
filed 2015-12-15
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 333-161157

PIVOT PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West 6th Avenue, Vancouver, British Columbia, Canada	V6H 1A6
(Address of principal executive offices)	(Zip Code)

(978) 973-5271

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

74,722,114 common shares issued and outstanding as of December 15, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine months ended October 31, 2015 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended October 31, 2015 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Financial Statements

(Expressed in Canadian dollars)

Period ended October 31, 2015 (unaudited) and January 31, 2015

PIVOT PHARMACEUTICALS INC.

Balance Sheets

(Expressed in Canadian dollars)

	October 31, 2015 $	January 31, 2015 $
	(unaudited)
Assets

Current assets

Cash	187,886	1,067
Amounts receivable	7,936	126
Prepaid expense	12,279	–

Total current assets	208,101	1,193

Property and equipment (Note 3)	76	417
Total assets	208,177	1,610

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	142,593	52,388
Due to related parties (Note 8)	1,366	–
Derivative liabilities (Note 4)	–	18,665

Total liabilities	143,959	71,053

Stockholders' Equity (Deficit)
Common stock: Unlimited shares authorized, without par value, 69,888,767 and 65,863,767 shares issued and outstanding, respectively (Note 5)	8,336,622	3,834,265
Common stock issuable (Note 5)	13,814	–
Additional paid-in capital	267,586	267,586
Accumulated deficit	(8,553,804)	(4,171,294)

Total stockholders' equity (deficit)	64,218	(69,443)
Total liabilities and stockholders' equity (deficit)	208,177	1,610

Nature of operations and continuance of business (Note 1)

Subsequent events (Note 9)

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC.

Statements of Operations

(Expressed in Canadian dollars)

	Three Months Ended October 31, 2015 $ (unaudited)	Three Months Ended October 31, 2014 $ (unaudited)	Nine Months Ended October 31, 2015 $ (unaudited)	Nine Months Ended October 31, 2014 $ (unaudited)

Revenue	–	–	–	–

Expenses

Consulting	(23,105)	–	1,039,938	–
Depreciation	113	114	341	341
Foreign exchange loss	5,747	10,864	11,189	7,726
General and administrative	12,230	14,077	39,634	31,355
Management fees (Note 8)	(153,178)	–	2,857,112	3,000
Professional fees	168,513	2,468	452,962	23,266

Total expenses	10,320	27,523	4,401,176	65,688

Loss from operations	(10,320)	(27,523)	(4,401,176)	(65,688)

Other (expenses) income

Accretion of discount on convertible debentures	–	–	–	(7,304)
Financing costs	–	–	–	(90,000)
(Loss) gain on change in fair value of derivative liabilities	–	(130,089)	18,665	78,294
Interest expense	–	(10,109)	–	(28,719)

Total other income (expenses)	–	(140,198)	18,665	(47,729)

Net loss	(10,320)	(167,721)	(4,382,511)	(113,417)

Net loss per share, basic	(0.00)	(0.00)	(0.06)	(0.00)

Net loss per share, diluted	(0.00)	(0.00)	(0.06)	(0.00)

Weighted average shares outstanding – basic	85,570,289	11,576,707	76,886,477	11,007,400

Weighted average shares outstanding – diluted	85,570,289	11,576,707	76,886,477	11,007,400

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC.

Statements of Cash Flows

(Expressed in Canadian dollars)

	Nine Months Ended October 31, 2015 $	Nine Months Ended October 31, 2014 $
	(unaudited)	(unaudited)
Operating activities

Net loss	(4,382,511)	(113,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	–	7,304
Depreciation	341	341
Gain on change in fair value of derivative liabilities	(18,665)	(78,292)
Stock issued for financing costs	–	90,000
Stock issued/issuable for services	4,206,292	–
Services contributed by officer	–	3,000
Changes in operating assets and liabilities:
Amounts receivable	(7,810)	(749)
Prepaid expense	(12,279)
Accounts payable and accrued liabilities	90,205	45,288
Due to related parties	1,366	39,351

Net cash used in operating activities	(123,061)	(7,174)

Financing activities
Proceeds from loan payable	–	7,500
Proceeds from stock issued	309,880	–

Net cash provided by financing activities	309,880	7,500

Increase in cash	186,819	326

Cash – beginning of period	1,067	1,044

Cash – end of period	187,886	1,370

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2015 (unaudited)

(Expressed in Canadian dollars)

1.	Nature of Operations and Continuance of Business

Pivot Pharmaceuticals Inc. (formerly Neurokine Pharmaceuticals Inc.) (the "Company") was incorporated in British Columbia under the Business Corporations Act on June 10, 2002. On April 7, 2015, the Company changed its name from Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. The Company is in the business of developing and commercializing new uses for existing prescription drugs in the area of women's health and development of novel therapies for gynecological cancers.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2015, the Company has not earned any revenue and has an accumulated deficit of $8,553,804. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company's fiscal year-end is January 31.

(b)	Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, assumptions used to determine the fair values of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31 and January 31, 2015, the Company had no cash equivalents.

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2015 (unaudited)

(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

(e)	Property and Equipment

Property and equipment is comprised of office equipment and is recorded at cost. The Company amortizes the cost of equipment on a straight-line basis over their estimated useful life of five years.

(f)	Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2015, the Company has no (January 31, 2015 – 460,000) potentially dilutive shares.

(j)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 and January 31, 2015, the Company had no items representing comprehensive income or loss.

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2015 (unaudited)

(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

(k)	Research and Development Costs

Research costs are expensed in the period that they are incurred.

(l)	Financial Instruments and Fair Value Measures

ASC 820, Fair Value Measurements, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets and derivative liabilities is determined based on "Level 2" inputs, as determined by observable market data. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(m)	Foreign Currency Translation

The Company's functional currency and its reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. Monetary assets and liabilities are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(n)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2015 (unaudited)

(Expressed in Canadian dollars)

3.	Property and Equipment

	Cost $	Accumulated amortization $	October 31, 2015 Net carrying value $	January 31, 2015 Net carrying value $
			(unaudited)
Office furniture and equipment	2,276	2,200	76	417

Depreciation expense included as a charge to income was $341 and $341 for the nine months ended October 31, 2015 and 2014, respectively.

4.	Derivative Liabilities

Derivative liabilities consist of share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the Company's functional currency. The fair values of these derivative liabilities are as follows:

	October 31, 2015 $	January 31, 2015 $
	(unaudited)
380,000 warrants expiring on July 30, 2015	–	18,665

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
380,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50
As at October 31, 2015:
No warrants outstanding	–	–	–	–

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2015 (unaudited)

(Expressed in Canadian dollars)

5.	Common Stock

On August 24, 2015, 100,000 shares of common stock were issued to a service provider and valued at $70,791 using the market price of the stock on the date of issuance.

On August 1, 2015, 25,000 shares of common stock were issued to a member of the Company's Scientific Advisory Board and valued at $11,939 using the market price of the stock on the date of issuance. An additional 75,000 shares of common stock are held in escrow and will be released as follows: 25,000 shares of common stock on each of January 31, 2016, July 31, 2016 and January 31, 2017. For the nine months ended October 31, 2015, an additional $13,814 was recognized for services provided, which was valued using the market price of the stock on October 31, 2015.

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

On March 6, 2015, 10,000,000 shares of common stock were issued to directors, an officer and a consultant (the "shareholders") and valued at $1,120,140 using the market price of the stock on the date of issuance. An additional 30,000,000 shares of common stock were held in escrow and to be released as follows: 10,000,000 shares of common stock on each of August 25, 2015, February 25, 2016 and February 25, 2017. On August 25, 2015, 10,000,000 shares of common stock were released to the shareholders. In October 2015, the shareholders returned 20,000,000 shares of common stock issued and received to the Company for cancellation. On the same date, the remaining 20,000,000 shares of common stock held in escrow were returned to the Company for cancellation.

6.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price (US$)

Balance, January 31, 2015 and 2014	380,000	0.05
Expired	(380,000)	(0.05)
Balance, October 31, 2015	–	–

As at October 31, 2015, there were no share purchase warrants outstanding.

7.	Stock Options

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding and exercisable, January 31, 2015 and 2014	80,000	0.05	0.30 / 1.30	–

Expired	(80,000)	(0.05)	(0.30)	–

Outstanding and exercisable, October 31, 2015	–	–	–	–

As at October 31, 2015, there were no stock options outstanding.

8.	Related Party Transactions

As at October 31, 2015, the Company owed $1,118 (January 31, 2015 - $nil) to a director of the Company, which is unsecured, non-interest bearing and due on demand. 16,512,521 shares of common stock were issued in January 2015 in settlement of $191,977 of amounts due to this director.

As at October 31, 2015, the Company owed $249 (January 31, 2015 - $nil) to an officer of the Company, respectively. Both amounts are unsecured, non-interest bearing and due on demand.

On April 29, 2015, the Company issued 100,000 shares of common stock to an officer and director for cash proceeds of $12,072 or $0.12 per share.

On April 15, 2015, the Company issued 2,000,000 shares of common stock to an officer for services provided. This $238,450 of compensation expense has been included in professional fees.

On March 6, 2015, 7,500,000 shares of common stock were issued to directors and an officer. On August 25, 2015, a further 7,500,000 shares of common stock were issued to these directors and officer. In October 2015, these directors and officer returned all 15,000,000 shares of common stock to the Company for cancellation.

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2015 (unaudited)

(Expressed in Canadian dollars)

9.	Subsequent Events

(a)	Business Acquisition

On November 20, 2015, the Company completed the acquisition of IndUS Pharmaceuticals, Inc. ("IndUS"), a Delaware corporation, pursuant to an Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 among the Company, Pivot Pharma U.S. Inc., a wholly owned subsidiary of the Company, IndUS and Sindu Research Laboratories Pvt Ltd. As consideration for the purchase, the Company issued 4,512,500 shares of common stock immediately and 237,500 shares of common stock on December 4, 2015. The Company will also grant 41,833 options to purchase common stock of the Company before December 31, 2015.

The following is a summary of the pro forma assets, liabilities and shareholders' equity to show the effects of the transactions described above as though they had occurred as of October 31, 2015. The unaudited pro forma information is only illustrative and does not necessarily reflect the financial position of the Company that would have resulted had the transactions actually occurred as of October 31, 2015.

	October 31, 2015	Note

Total assets	275,512

Total liabilities	1,588,231	(i)

Total shareholders' equity	(1,312,719)

____________________

(i)	Included in total pro forma liabilities of $1,588,231 are approximately $1,119,000 (US$ 856,000) of liabilities in IndUS which were settled prior to the Company's acquisition.

After all consideration for the acquisition has been made, the Company's stockholders' equity is expected to be as follows on December 4, 2015:

	October 31, 2015	Adjustments	Notes	December 4, 2015

Common stock	8,336,622	5,696,482	(i), (ii)	14,033,104

Common stock issuable	13,814	6,817	(iii)	20,631

Additional paid-in capital	267,586	134,778	(i), (iv)	402,364

Accumulated deficit	(8,553,804)	(115,249)	(v)	(8,669,053)

Total stockholders' equity (deficit)	64,218	5,722,828		5,787,046

____________________

(i)

4,750,000 shares of common stock of the Company, with a fair market value of $5,680,051, were issued and 41,833 options to purchase common stock of the Company, with a fair market value of $61,396, were granted pursuant to the acquisition of IndUS.

(ii)	11,559 shares of common stock of the Company, with a fair market value of $16,431, are issued to the Company's Chief Executive Officer for services.

(iii)	$6,817 is recognized for services performed by a member of the Company's Scientific Advisory Board, which was valued using the market price of the common stock on December 4, 2015.

(iv)	200,000 options to purchase common stock of the Company, with a fair market value of $73,382, were granted to two members of the Company's Scientific Advisory Board (Note 9(b)).

(v)	The Company incurred a net loss of $115,249 from November 1 to December 4, 2015.

PIVOT PHARMACEUTICALS INC.

Notes to the Financial Statements

Period ended October 31, 2015 (unaudited)

(Expressed in Canadian dollars)

9.	Subsequent Events (continued)

(b)	Stock Options

On December 1, 2015, the Company granted 200,000 options to purchase capital stock of the Company pursuant to members of the Company's Scientific Advisory Board. Terms of the options include:

•	Exercise price of US$0.25;
•	Term of five years; and
•	25,000 vesting immediately, 25,000 vesting on May 31, 2016, 25,000 vesting on November 30, 2016 and 25,000 vesting on May 31, 2017.

On December 15, 2015, the Company granted 6,000,000 options to purchase capital stock of the Company to directors and a consultant. Terms of the options include:

•	Exercise price of US$0.10;
•	Term of five years; and
•	Immediate vesting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars (CDN$) and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Pivot Pharmaceuticals Inc., unless otherwise indicated.

General Overview

We are a development stage pharmaceutical company. We were incorporated in the Province of British Columbia, Canada under the name "649186 B.C. Ltd.", on June 10, 2002. On September 9, 2003, we changed our name to "Xerxes Health Corp." and on June 26, 2007, we changed our name to "Neurokine Pharmaceuticals Inc.".

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

On November 20, 2015, we completed the acquisition of IndUS Pharmaceuticals, Inc. ("IndUS"), a Delaware corporation, pursuant to an Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 among our company, Pivot Pharma U.S. Inc., our wholly owned subsidiary, IndUS and Sindu Research Laboratories Pvt Ltd. As consideration for the purchase, we issued 4,512,500 shares of common stock on November 23, 2015 and 237,500 shares of common stock on December 4, 2015. As part of the acquisition, we appointed Dr. Pravin Chaturvedi as our new Chief Executive Officer and Director.

IndUS is an emerging United States-India cross-border pharmaceutical company located in the Greater Boston area, which is engaged in conducting research and development activities for advancing novel therapeutics in the areas of oncology, infectious diseases and diabetes.

Our principal executive office is located at 1275 West 6th Avenue, Vancouver, B.C. Canada V6H 1A6. Our telephone number is (978) 973-5271.

We are engaged in the development and commercialization of therapeutic pharmaceutical products to address unmet medical needs in women's health including cancers affecting women. We have a two-pronged strategy that includes: emphasis on research and development to towards identifying new applications for existing drugs; and developing novel therapies for women's cancers that are resistant to existing treatments due to inherent or acquired mutations.. Thus, our research and development activities are i) focused on developing hypotheses concerning new therapeutic uses for approved drugs, and conducting experimentation and clinical research to test those hypotheses; and ii) advancing novel drug candidates for the treatment of women's cancers including, but not limited to metastatic endometrial cancer and triple-negative breast cancer, which have limited treatment options. Where appropriate, we intend to depart from these two strategies to develop new variants of, or delivery methods for, or new dosage regimens for existing drugs or compounds as well as opportunistically acquire novel treatment options to address unmet or under-served medical needs in women's health.

Our business model currently includes the following activities:

•	identifying potential new indications for approved and marketed drug products;
•	securing or developing intellectual property rights to those products;
•	conducting appropriate laboratory tests and clinical trials;
•	advancing novel drug candidates acquired from our acquisition of IndUS through preclinical studies to support Investigational New Drug (IND) application to support first-in-human (FIH) trials; and
•	seeking and establishing partnerships with large pharmaceutical, specialty pharmaceutical and biotechnology companies to develop and commercialize products outside of the initial market focus.

Our Current Business

We are a development stage biopharmaceutical company engaged in the development and commercialization of therapeutic pharmaceutical products, with a two-pronged strategy of identifying new therapeutic uses for existing drugs to address unmet medical needs in women's health including but not limited to urological and/or gynecological disturbances; and advancing novel anticancer drug candidates to provide new treatment options for metastatic cancers in women that do not have adequate treatment options or have poor response to existing treatment options due to inherent or acquired mutations. Thus our research and development activities are focused on i) developing hypotheses concerning new therapeutic uses for approved drugs, and conducting experimentation and clinical research to test those hypotheses; and ii) advancing novel drug candidates for the treatment of women's cancers including, but not limited to metastatic endometrial cancer and triple-negative breast cancer, which have limited treatment options. Where appropriate, we intend to depart from these two strategies to develop new variants of, or delivery methods for, existing drugs or compounds as well as opportunistically acquire novel treatment options to address unmet or under-served medical needs in women's health.

Our two-pronged R&D strategy of repurposing approved drugs and developing novel treatment options to address unmet medical needs, although not uncommon amongst pharmaceutical companies, differs from traditional drug development practices in two ways: 1) focusing on unmet medical needs in women's health including but not limited to urological and gynecological disturbances; and 2) addressing unmet or under-served medical needs in women's cancers such as metastatic endometrial or triple-negative breast cancer that have inherent or acquired mutations rendering them resistant to existing treatment options.

Our initial focus is on developing therapeutic applications for existing drugs for the treatment of diseases and conditions specific to urological and/or gynecological disturbances in women. The diseases and conditions that are the subject of our R&D program focused on re-purposing approved drugs and addressing resistant women's cancers include:

•	Dysmenorrhea in women aged 15-25 years old (PVT-001)
•	Lower urinary tract symptoms (LUTS) including filling and voiding issues (PVT-002)
•	Kidney stones (PVT-003)
•	Menopausal symptoms including hot flashes (PVT-004)
•	Metastatic endometrial cancer (PVT-005)
•	Triple-negative breast cancer (PVT-006)

Our planned research and development for the next 12 months will focus on development activities for PVT-005 and PVT-006 to support the filing of an Investigational New Drug (IND) application to support in first-in-human (FIH) clinical trials as well as develop new therapeutic uses for approved drugs through the use of novel delivery options to address unmet medical needs in urological and/or gynecological disturbances in women.

Our Research and Development ("R&D") Strategy: A Focus on Addressing Unmet Medical Needs in Urological and Gynecological Disturbances and Resistant Cancers in Women

Our highly experienced management team has implemented a business-minded and cost-conscious approach to product research and development by focusing on development of novel therapies to address unmet needs in women's health. Our R&D strategy will develop new therapeutic uses for existing drugs to address needs in women's health as well as advance some of its patented and proprietary novel anticancer drugs through its recent acquisition of IndUS.

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

Our initial R&D strategy of finding new therapeutic uses for approved drugs seeks to avoid the cost of repeating one or more pre-clinical or clinical, safety, pharmacokinetic or or other tests by applying existing drug research to new indications. In doing so, a company may reduce the time required to complete the necessary research and development activities, which can typically take in excess of 10 years, by more than half, as well as reduce the corresponding development costs. Significantly, an existing drug, if efficacious for its new indication, is also more likely to be approved by an applicable health authority because it has already been shown to meet regulated safety standards that the vast majority of developmental drugs fail to achieve. If a re-positioned drug is no longer protected by patent, no relationship between the original owner or developer of the drug and the new therapeutic use of the drug need exist. However, it may in some circumstances be beneficial for the us to obtain a license from the original owner of the drug where there exists an opportunity to receive development, manufacturing, marketing or financing assistance from such owner.

We anticipate that our re-profiling approach will result in faster, more efficient clinical trials and dramatically increase the chance of obtaining regulatory approval at each clinical trial stage. In some cases, we anticipate that we may be able to obtain a regulatory waiver and bypass certain clinical trial stages as a result of basing our products on re-profiled drugs.

Our recent acquisition of Greater Boston-based IndUS has provided us with a portfolio of patented and proprietary, novel anticancer drug candidates from multiple chemical classes of molecules referred to as pyrrolobenzodiazepine dimers ("PBD"). These molecules have shown excellent anticancer potential through their initial testing conducted at the National Cancer Institute (NCI) in Bethesda, MD. Subsequent to their initial biological evaluation, chemical scale-up and formulation studies were conducted to evaluate their pharmacokinetics in rats and two novel and patented PBDs were prioritized for advancement through preclinical studies to support first-in-human (FIH) studies. PVT-005 and PVT-006 provide novel treatment options in combination with existing chemotherapeutic regimens to address unmet medical needs in women's cancers. Our initial focus for PVT-005 is in metastatic endometrial cancer which harbors genomic mutations in DNA replication and repair pathways that render them resistant to existing chemotherapy options. It is estimated that approximately 50,000 women in the United States have metastatic endometrial cancer that would become eligible for new therapy options following their initial treatments. Similarly, PVT-006, a novel and patented PBD, distinct from PVT-005, has been identified as a lead candidate to address unmet medical needs of women with triple-negative breast cancer ("TNBC"). Triple-negative breast cancer is a very aggressive form of breast cancer that affects younger women, predominantly of African-American descent and it is estimated that approximately 170,000 women in the United States have TNBC. Five different molecular subtypes of TNBC have been identified and basal-like (BL) subtype of TNBC affects up to 40,000 women in the United States. PVT-006 is more likely to be effective, in combination with existing anticancer agents, in BL-TNBC subtype due to their mutations in DNA repair and replication pathways.

Preclinical safety studies will be conducted over the next 12 months to advance at least one of these candidates to an IND-stage to allow initiation of clinical studies in these highly unmet medical needs in women's cancer.

Issuances of Securities

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

On March 6, 2015, 100,000,000 pre-split (10,000,000 post-split) shares of common stock were issued to directors, officers and a consultant for services. An additional 300,000,000 pre-split (30,000,000 post-split) shares of common stock were held in escrow to be released as follows: 100,000,000 pre-split (10,000,000 post-split) shares of common stock on each of August 25, 2015, February 25, 2016 and February 25, 2017. On August 25, 2015, 100,000,000 pre-split (10,000,000 post-split) shares of common stock were released. In October 2015, these individuals returned 200,000,000 pre-split (20,000,000 post-split) shares of common stock that were received which, together with the 200,000,000 pre-split (20,000,000 post-split) shares of common stock held in escrow, have been cancelled by our company.

On April 15, 2015, the Company issued 2,500,000 shares of common stock to a service provider and an officer for services.

In April 2015, 400,000 shares of common stock were issued for cash proceeds of $48,844. In July 2015, 1,000,000 shares of common stock were issued for cash proceeds of $261,036.

On August 1, 2015, 25,000 shares of common stock were issued pursuant to an advisory board agreement for our advisory board member. An additional 75,000 shares of common stock were held in escrow to be released as follows: 25,000 shares of common stock on each of January 31, 2016, July 31, 2016 and January 31, 2017.

On August 24, 2015, 100,000 shares of common stock were issued pursuant to an investor relations agreement for services.

On November 23, 2015 and December 4, 2015, 4,512,500 and 237,500 shares of common stock, respectively, were issued pursuant to the acquisition of IndUS under the Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 among our company, Pivot Pharma U.S. Inc., our wholly owned subsidiary, IndUS and Sindu Research Laboratories Pvt Ltd. 250,000 shares of common stock of our company will be issued upon closing of the acquisition of Sindu Research Laboratories Pvt Ltd.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2015, which are included in this quarterly report on Form 10-Q.

Our operating results for the three and nine months ended October 31, 2015 and 2014 are summarized as follows:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2015		2014		2015		2014
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Consulting		$(23,105)	$	Nil		$1,039,938	$	Nil
Depreciation		$113		$114		$341		$341
Foreign exchange (gain) loss		$5,747		$10,864		$11,189		$7,726
General and administrative		$12,230		$14,077		$39,634		$31,355
Management fees		$(153,178)	$	Nil		$2,857,112		$3,000
Professional fees		$168,513		$2,468		$452,962		$23,266
Total Other (Income) Expenses	$	Nil		$140,198		$(18,665)		$47,729
Net Loss		$(10,320)		$(167,721)		$(4,382,511)		$(113,417)

For the three months ended October 31, 2015, our net loss decreased by $157,401 as compared to the three months ended October 31, 2014. This decrease was due primarily to the reversal of management and consulting fees previously recognized on common stock issued for services upon cancellation of such common stock during the period. For the nine months ended October 31, 2015, our net loss increased by $4,269,094 as compared to the nine months ended October 31, 2014. Our loss increased primarily due to shares of common stock issued and issuable for services, which increased consulting expense and increase in professional fees due to our pursuit of the acquisition of IndUS.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At October 31,	At January 31,

	2015	2015
Current Assets	$208,101	$1,193
Current Liabilities	$143,959	$71,053
Working Capital (Deficit)	$64,142	$(69,860)

Our total current assets as of October 31, 2015 were $208,101 as compared to total current assets of $1,193 as of January 31, 2015. The increase was primarily due to an increase in cash from shares subscribed and issued during the period. Our total current liabilities as of October 31, 2015 were $143,959 as compared to total current liabilities of $71,053 as of January 31, 2015. The increase in current liabilities was attributed to professional fees incurred during the period due to increased business activities, including preparation for the acquisition of IndUS, appointment of a member to our Scientific Advisory Board and cancellation of shares of common stock.

Cash Flows

	Nine Months Ended
	October 31,
	2015	2014
Net Cash Provided By (Used In) Operating Activities	$(123,061)	$(7,174)
Net Cash Provided By Financing Activities	$309,880	$7,500
Increase in Cash During the Period	$186,819	$326

Operating Activities

During the nine months ended October 31, 2015, our cash used in operating activities increased by $115,887. This increase was a result of payments made for professional fees related to activities that occurred during the period, including conversions and settlement of debentures, issuances of common stock, appointment of certain directors and officers and effecting our name change.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2015 and 2014.

Financing Activities

During the nine months ended October 31, 2015, we received $309,880 (US$240,000) in cash from financing activities compared with proceeds of $7,500 during the nine months ended October 31, 2014.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Description	($)
Business development	120,000
Consulting	206,000
Finance	148,400
General and administrative	105,880
Insurance	32,000
Legal	60,000
Listing expenses	84,700
Premises	24,500
Salaries	1,300,000
Research and development	4,000,000
6,081,480

Based on our planned expenditures, we will require additional funds of approximately $6,081,480 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources. There can be no assurance that our business plans will be successful whether scaled back or not.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Presentation

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. Our company's fiscal year-end is January 31.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, assumptions used to determine the fair values of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31, 2015, and January 31, 2015, our company had no cash equivalents.

Property and Equipment

Property and equipment is comprised of office equipment and is recorded at cost. Our company amortizes the cost of equipment on a straight-line basis over their estimated useful life of five years.

Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Earnings (Loss) Per Share

Our company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At October 31, 2015, our company has no (January 31, 2015 – 460,000) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2015, and January 31, 2015, our company had no items representing comprehensive income or loss.

Research and Development Costs

Research costs are expensed in the period that they are incurred.

Financial Instruments and Fair Value Measures

ASC 820, Fair Value Measurements, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Our company's financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets and derivative liabilities is determined based on "Level 2" inputs, as determined by observable market data. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations

Foreign Currency Translation

Our company's functional currency and its reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. Monetary assets and liabilities are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	"Company Act" Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Current Report on Form 8-K filed on June 4, 2014)
3.10	Form 11 Notice of Alteration (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. (incorporated by reference to our Annual Report on Form 10-K filed on May 15, 2015)
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.12*	Director Services Agreement dated November 19, 2015 with Dr. Patrick Frankham
10.13*	Director Services Agreement dated November 19, 2015 with Dr. Wolfgang Renz
10.14*	Consulting Services Agreement dated November 19, 2015 with Dr. Giora Davidai
10.15	Plan of Merger and Acquisition Agreement between our company and IndUS Pharmaceuticals, Inc., dated November 4, 2015.
10.16*	Employment Agreement dated November 20, 2015 with Dr. Pravin Chaturvedi
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99	Additional Exhibits
99.1	Audit Committee Charter
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC. (Registrant)

Dated: December 15, 2015	By:	/s/ Dr. Pravin Chaturvedi
Dr. Pravin Chaturvedi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 15, 2015	By:	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

