Form 10-K
period 2016-01-31
Pivot Pharmaceuticals Inc.
filed 2016-04-29
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2015 was $29,113,774.96 based on a $0.365 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

74,922,114 common shares as of April 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in U.S. Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in US dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "our company" mean Pivot Pharmaceuticals Inc., unless otherwise indicated.

General Overview

We are a development stage pharmaceutical company. We were incorporated in the Province of British Columbia, Canada under the name "649186 B.C. Ltd.", on June 10, 2002. On September 9, 2003, we changed our name to "Xerxes Health Corp." and on June 26, 2007, we changed our name to "Neurokine Pharmaceuticals Inc.".

Effective June 4, 2014, we filed with the British Columbia Registrar of Companies a Form 11, Notice of Alteration, wherein we increased our authorized share capital from 500,000,000 common shares without par value to an unlimited number of common shares without par value. The increase of authorized capital was approved by our stockholders at the annual and special meeting held on June 3, 2014.

On September 26, 2014, our company held a special meeting of stockholders to approve the removal of our company's Pre-Existing Company Provisions, the cancellation of our current Articles and the adoption of new Articles and to approve a reverse stock split on the basis of up to one new common stock for every 100 old common stock.

Effective October 8, 2014, we filed with the British Columbia Registrar of Companies a Form 11, Notice of Alteration, wherein we removed our Pre-Existing Company Provisions.

Effective April 7, 2015, we filed with the British Columbia Registrar of Companies a Form 11, Notice of Alteration, wherein we changed our name to "Pivot Pharmaceuticals Inc.".

Effective at the opening of trading on April 20, 2015, as approved by FINRA, our company effected a reverse stock split of our issued and outstanding common shares on the basis of 10 old common stock for 1 new common stock.

On November 20, 2015, we completed the acquisition of IndUS Pharmaceuticals, Inc. ("IndUS"), a Delaware corporation, pursuant to an Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 among our company, Pivot Pharma U.S. Inc., our wholly owned subsidiary, IndUS and Sindu Research Laboratories Pvt Ltd. As consideration for the purchase, we issued 4,512,500 shares of common stock on November 23, 2015 and 237,500 shares of common stock on December 4, 2015. We will also be granting 41,833 stock options pursuant to the Agreement and Plan of Merger. As part of the acquisition, we appointed Dr. Pravin Chaturvedi as our new Chief Executive Officer and Director.

IndUS is an emerging United States-India cross-border pharmaceutical company located in the Greater Boston area, which is engaged in conducting research and development activities for advancing novel therapeutics in the areas of oncology, infectious diseases and diabetes.

Our principal executive office is located at 1275 West 6th Avenue, Vancouver, B.C. Canada V6H 1A6, with another office at 25 Olympia Avenue, Suite K-300, Woburn, MA 01801, USA. Our telephone number is (978) 973-5271.

Our Current Business

We are a development stage biopharmaceutical company engaged in the development and commercialization of therapeutic pharmaceutical products, focused on the strategy of identifying new therapeutic treatments to address unmet medical needs in women's health including but not limited to urological and/or gynecological disturbances; and advancing novel anticancer drug candidates to provide new treatment options for metastatic cancers in women that do not have adequate treatment options or have poor response to existing treatment options due to inherent or acquired mutations. Our research and development activities are focused on i) advancing novel drug candidates for the treatment of women's cancers including, but not limited to metastatic endometrial cancer and triple-negative breast cancer, which have limited treatment options; and ii) leveraging novel drug delivery treatment options to allow 'targeted' delivery of drugs to address women's health needs in urological and/or gynecological indications, and iii) opportunistically in-licensing later-stage drug candidates to augment our drug pipeline. Where appropriate, we intend to depart from these strategies to opportunistically acquire additional novel treatment options to address unmet or under-served medical needs in women's health.

Our business model currently includes the following activities:

•	identifying novel drug delivery technologies that will allow targeted drug delivery for drugs;
•	securing and developing intellectual property rights to such products;
•	conducting appropriate laboratory tests and clinical trials;
•	advancing novel drug candidates to treat women's cancers from our acquisition of IndUS to support Investigational New Drug application to allow first-in-human trials;
•	opportunistically acquiring later-stage drug candidates that provide new treatment options to address unmet medical needs in women's health in cancer and lower urinary tract symptoms; and
•	establishing partnerships with large and specialty pharmaceutical companies and/or biotechnology companies to collaboratively develop and/or commercialize our products.

One of our areas of focus includes developing therapeutic applications for existing drugs using novel delivery technologies for the treatment of diseases and conditions specific to cancer and/or urological disturbances in women. The diseases and conditions that are the subject of our research and development program include addressing resistant cancers affecting women's health and developing new treatment options using novel drugs and/or novel delivery approaches to address oncological and urological conditions such as various gynecological and breast cancers as well as lower urinary tract symptoms such as overactive bladder. Our current pipeline addresses the therapeutic areas of cancer and lower urinary tract symptoms (LUTS):

•	Metastatic endometrial cancer (PVT-005)
•	Triple-negative breast cancer (PVT-006)
•	Lower urinary tract symptoms including filling and voiding issues (PVT-002)

PVT-005 and PVT-006 are novel and patented anticancer small molecule drug candidates acquired through the acquisition of IndUS. These molecules are novel DNA damage response inhibitors and belong to the chemical class of pyrrolobenzodiazepine dimers (PBDs). These molecules have shown preclinical activity in cancers that have mutations in their tumor suppression and/or DNA repair abilities and have shown 'synthetic lethality' when dosed as monotherapy in such resistant cancers and/or in combination with standard-of-care drugs that are used in chemotherapeutic regimens for such patients. PVT-005 and PVT-006 have shown excellent activity in tumor cells that have genetic or epigenetic mutations in DNA mismatch repair (mlh1, MSH2), tumor suppression functions (p53, PTEN) and/or homologous recombination (HR) functions. They have shown significant synergies with platinum-based drugs such as cisplatin, and other drugs like topoisomerase II and I inhibitors (doxorubicin and camptothecin, respectively) and receptor tyrosine kinase (RTK) inhibitors – all or some of which are part of standard-of-care chemotherapeutic regimens to treat ovarian, breast, colorectal, non-small cell lung and other cancers that affect women's health.

Our research and development strategy is focused on developing novel treatment options to address various unmet medical needs in women's health, including but not limited to 1) urological and gynecological disturbances such as lower urinary tract symptoms; and 2) addressing unmet or under-served medical needs in women's cancers such as metastatic endometrial or triple-negative breast cancer that have inherent or acquired mutations rendering them resistant to existing treatment options and represent orphan drug designation opportunities.

Our management has prioritized the development of the two novel and patented anticancer drug candidates (PVT-005 and PVT-006) focused on the treatment of metastatic endometrial cancer and/or basal-like triple-negative breast cancers (BL-TNBC) in women. These two indications affect approximately 50,000 and 40,000 women in the United States, respectively, and potentially represent orphan drug indications, that have limited treatment options. PVT-005 and PVT-006 will be added to standard chemotherapeutic regimens that are used to treat these cancers and as such are intended to augment the regimen and - provide additional benefit to patients that are either refractory or have relapsed following chemotherapy. Furthermore, due to the novel mechanism of action of these novel PBD candidates, the patients are segmented according to their DNA repair mutations, thus potentially allowing a more "personalized" medical treatment option for these patients. We will also evaluate novel drug delivery treatment options to allow more targeted and specific delivery options for its novel anticancer drug portfolio and/or for existing drugs that may be amenable to targeted delivery, thus providing a superior benefit; risk opportunity for these patients.

To date, we have concentrated our research and development (R&D) activities on development of our novel anticancer drug candidates (PVT-005 and PVT-006) for the treatment of metastatic endometrial and/or basal-like triple-negative breast cancers. We have outsourced all research and development work to third parties, including clinical trial planning, laboratory services, data management, statistical services and report writing. We anticipate that we will continue to rely on third parties to satisfy our research and development requirements until such time as it becomes cost effective to hire employees to satisfy those requirements. We have not carried on any research and development activities since January 2009 and our ability to continue our research and development activities depends on securing additional financing.

Our planned research and development for the next 12 months will focus on development activities for PVT-005 and PVT-006 to support the filing of an Investigational New Drug application to initiate first-in-human clinical trials as well as explore novel delivery and/or new therapeutic options for various drugs to address unmet medical needs in urological and/or gynecological disturbances in women.

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

Anticipated Steps	PVT-005 and PVT-006	PVT-002
Intellectual Property	Patents issued in the US and other countries on composition of matter, methods of use for treatment of cancers and process of manufacture of the drugs.	Evaluation of drug delivery technologies for 'targeted' delivery of drugs
Secure Rights to Drugs	Acquired	Not required if drug selected in the delivery option is a generic drug
Pre-Clinical Testing	Significant nonclinical toxicity studies required for both drugs	Required to demonstrate pharmacological equivalence or differences
Secure Investigational New Drug ("IND") Approval or Equivalent	Targeted IND filing in the 2nd half of 2016	Required
Phase I Clinical Trials	Conducted in cancer patients	Bioavailability studies will need to be conducted in healthy volunteers
Phase II Clinical Trials	Required in selected cancer patients	Required
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

Our Research and Development Strategy

Our experienced management team has implemented a business-minded and cost-conscious approach to product research and development by focusing on development of novel therapies to address unmet needs in women's health. Our research and development strategy will develop novel delivery options for new and/or existing drugs to address needs in women's health as well as advance some of its patented and proprietary novel anticancer drugs in gynecological and/or breast cancers through its recent acquisition of IndUS.

In order for a drug to be successful, it must be both efficacious and acceptably safe. Before a drug may be commercially marketed, it must be scrutinized and approved by applicable health authorities (such as the Food and Drug Administration ("FDA") in the United States) in each country or jurisdiction where it is sought to be sold. In pharmaceutical research and development, clinical trials are conducted to allow safety and efficacy data to be collected for new drugs or devices. Health authorities then scrutinize the clinical trial results and determine, based on the results, whether a drug may be sold to the public. Similarly, clinical trials may only take place once satisfactory information has been gathered on the quality of the product and its non-clinical safety, and approval to conduct the trials has been granted by the health authority in the country where the trial is scheduled to take place.

Clinical trials involving new drugs are commonly classified into four phases. Each phase of the drug approval process is treated as a separate clinical trial. The drug-development process will normally proceed through all four phases over many years. If the drug successfully passes through Phases I, II and III, it will usually be approved by the national regulatory authority for use in the general population. Phase IV trials are 'post-approval' studies. Due to the considerable cost that may be required to complete a full series of clinical trials, the burden of paying for all the necessary people and services is usually borne by the sponsor, who may be the pharmaceutical or biotechnology company that developed the drug that is the subject of the study. Since the diversity of roles may exceed the resources of the sponsor, clinical trials are often managed by outsourced partners such as contract research organizations. Furthermore, approval rates for new drugs at each clinical trial stage are prohibitively low, which may require the sponsor to finance additional trials or abandon the drug under development altogether.

Our research and development strategy includes the development of novel anticancer drugs targeting subsets of women's cancer patients that have endometrial, triple-negative breast and/or ovarian cancer, to explore the opportunity of securing an orphan drug designation (intended for patient populations <200,000 in the US). Since our anticancer portfolio has novel drugs that will require the conduct of nonclinical and clinical studies for new molecular entities (NMEs); we will also use targeted delivery options for approved (generic) drugs to avoid the higher cost of repeating one or more pre-clinical or clinical, safety, pharmacokinetic or other tests by applying novel drug delivery approaches to get targeted delivery of drugs and get a quicker time to market by leveraging a US regulatory pathway termed 505b2 applications. In doing so, a company may reduce the time required to complete the necessary research and development activities, which can typically take in excess of ten years, by more than half, as well as reduce the corresponding development costs.

Our recent acquisition of Greater Boston-based IndUS has provided us with a portfolio of novel, patented and proprietary, novel anticancer drug candidates from multiple chemical classes of molecules referred to as pyrrolobenzodiazepine dimers (PBDs). These molecules have shown excellent anticancer potential during their initial biological testing conducted at the National Cancer Institute in Bethesda, MD. Subsequent to their initial biological evaluation, chemical scale-up and formulation studies were conducted to evaluate their pharmacokinetics in rats and two novel and patented pyrrolobenzodiazepine dimers were prioritized for advancement through preclinical studies to support first-in-human studies. PVT-005 and PVT-006 provide novel treatment options in combination with existing chemotherapeutic regimens to address unmet medical needs in women's cancers. Our initial focus for PVT-005 is in patients with metastatic endometrial cancer, which harbors genomic mutations in DNA replication and repair pathways that render the cancer resistant to many existing chemotherapy options. It is estimated that approximately 50,000 women in the United States have metastatic endometrial cancer that would become eligible for new therapy options following their initial treatments and PVT-005 will be added to the standard chemotherapeutic regimen(s) that will be used to treat metastatic endometrial cancer. Similarly, PVT-006, a novel and patented pyrrolobenzodiazepine dimer, distinct from PVT-005, has been identified as a lead candidate to address unmet medical needs of women with triple-negative breast cancer. Triple-negative breast cancer is a very aggressive form of breast cancer that affects younger women, predominantly of African-American descent. It is estimated that approximately 170,000 women in the United States have triple-negative breast cancer. Five different molecular subtypes of triple-negative breast cancer have been identified and the basal-like subtype of triple-negative breast cancer (BL-TNBC) affects up to 40,000 women in the United States. PVT-006 is more likely to be effective in combination with existing anticancer agents, in basal-like triple-negative breast cancer subtype due to their mutations in DNA repair and replication pathways, which PVT-006 targets as its mechanism of action.

Preclinical safety studies will be conducted over the next 12 months to advance at least one of these candidates to an IND-stage to allow initiation of clinical studies in these highly unmet medical needs in women's cancer.

Our Products

Our product development initiatives will address two areas in women's health – oncology and urological conditions.

Lower Urinary Tract Symptoms Program

Lower urinary tract symptoms are the name given to a group of symptoms including, overactive bladder, dysuria and urinary incontinence. Experts recommend making a specific diagnosis when possible and treating the symptoms and/or any underlying cause (if possible). Lower urinary tract symptoms may be divided into:

•	Filling or irritation symptoms - eg, frequency, urgency, dysuria, nocturia, stress incontinence, urge incontinence; and
•	Voiding or obstructive symptoms - eg, poor stream, hesitancy, terminal dribbling, incomplete voiding, overflow incontinence (due to chronic urinary retention).

Symptoms can be further divided into the following groups:

•	Storage: increased daytime urinary frequency, nocturia, urgency, incontinence, enuresis, continuous urinary leakage, interstitial cystitis;
•	Voiding symptoms: urinary retention, poor stream, hesitancy, intermittent stream, straining, terminal dribble;
•	Postmicturition symptoms: postmicturition dribble, feeling of incomplete emptying;
•	Symptoms associated with sexual intercourse: dyspareunia, vaginal dryness, incontinence;
•	Symptoms associated with genitourinary prolapse: feeling of 'something coming down', low backache, heaviness, dragging sensation;
•	Genital and lower urinary tract pain: pain may be associated with bladder filling, micturition, and postmicturition, or continuous; and
•

Genitourinary pain syndromes and lower urinary tract dysfunction: symptom syndromes suggestive of lower urinary tract dysfunction may be those of an overactive bladder or of bladder outlet obstruction.

Urinary incontinence is, nevertheless, still the most familiar lower urinary tract symptom in women. Estimates of prevalence range from a few percent to around 50% in different studies. The wide variation in the reported prevalence can be explained by various reasons such as the use of different definitions, the heterogeneity of different study populations and also population sampling procedures. Large cross-sectional population-based samples have however concluded that the prevalence of any female urinary incontinence ranges from 20% to 40% in young and middle-aged women, and then steadily increases with age. Approximately half of the incontinence is stress type, about 10% is urge urinary incontinence (UUI) and one third is mixed incontinence. Stress leakage occurs more frequently in younger women whereas urge and mixed urinary incontinence are more prevalent in the older women.

Urinary incontinence has been shown to have a negative effect on physical activities, confidence, self-perception and social activities, urge urinary incontinence and mixed incontinence being more detrimental than stress type in this respect.

Our research and development efforts are focused on identifying novel treatments for lower urinary tract symptoms through leveraging either novel drug delivery treatment options for existing drugs and/or identifying novel biological pathways and new drugs that will address the limitations of existing treatment options for lower urinary tract symptoms in women.

Clinical Trial Phases

The following section describes the most common phases of clinical drug trials with reference to the clinical trial requirements that we anticipate will be required for each of our planned products.

Pre-Clinical Trials

Pre-clinical trials involve in vitro (test tube) and in vivo (animal) experiments using wide-ranging doses of the study drug to obtain preliminary efficacy, toxicity and pharmacokinetic information. Such tests assist pharmaceutical companies in deciding whether a drug candidate possesses scientific merit for further development as an investigational new drug. In addition, formulation and dosage regimen work studies will need to be conducted.

Phase 0

Phase 0 is a recent designation for exploratory, first-in-human trials conducted in accordance with the FDA's 2006 Guidance on Exploratory Investigational New Drug. These trials are generally used for novel anticancer drugs.

Distinctive features of Phase 0 trials include the administration of single subtherapeutic doses (doses not intended to treat diseases) of the study drug to a small number of subjects (10-15) to gather preliminary data on the agent's pharmacokinetics and pharmacodynamics.

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

Phase I trials most often include healthy volunteers; however, real patients are used in some circumstances, such as when patients have an end-stage disease and lack other treatment options. This exception to the rule most often occurs in oncology (cancer) and HIV drug trials. Volunteers are paid an inconvenience fee for the time they spend in the volunteer center. Pay ranges from a small amount of money for a short period of residence to a larger amount of up to approximately $6,000 depending on the length of the volunteer's participation in the trial.

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

All of our planned anticancer products will need to undergo Phase II clinical trials. Completion of these trials is subject to our ability to obtain adequate financing.

We anticipate initiating and completing at least one Phase II trial of either PVT-005 or PVT-006 at a cost of approximately $8.6 million over a 12 month period. It is our goal to begin our trial six months after the completion of the required financing; however, we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do. The trial protocol for our Phase II trial has been developed with input from our clinical advisors.

Phase III

Phase III studies are randomized controlled multi-center trials on large patient groups (300-3,000 or more, depending upon the disease or medical condition studied), and are intended to definitively assess the effectiveness of the drug as compared to the current "gold standard" treatment. Because of their size and comparatively long duration, Phase III trials are the most expensive, time-consuming and difficult trials to design and run, especially in therapies for chronic medical conditions.

It is common practice that certain Phase III trials will continue while a regulatory submission is pending at the appropriate regulatory agency. This allows patients to continue to receive possibly lifesaving drugs until the drug can be obtained commercially. Other reasons for performing trials at this stage may include "label expansion" (to show the drug is suitable for additional types of patients/diseases beyond the original use for which the drug was approved for marketing), obtaining additional safety data, or to support marketing claims for the drug. Studies in this phase are categorized by some companies as "Phase IIIB studies".

While not required in all cases, it is typically expected that at least two successful Phase III trials will be necessary to demonstrate a drug's safety and efficacy in order to obtain approval from appropriate regulatory agencies, such as the FDA in the United States, the Therapeutic Goods Administration in Australia or the European Medicines Agency in the European Union, for example.

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

We anticipate that all of our current planned products will require us to undertake the conduct of Phase III clinical trials; however, we lack sufficient information to estimate the costs or timeframe required to complete any Phase III clinical trials at this time. Our ability to pursue Phase III trials will be subject to our ability to obtain adequate financing and successfully complete earlier trials phases for the products in question.

Phase IV

A Phase IV trial is also known as a post-marketing surveillance trial. Phase IV trials involve safety surveillance (pharmacovigilance) and ongoing technical support of a drug after it receives permission to be sold. Phase IV studies may be required by regulatory authorities or may be undertaken by a sponsoring company for competitive or other reasons (for example, the drug may not have been tested for interactions with other drugs, or on certain population groups such as pregnant women, who are unlikely to subject themselves to trials). The safety surveillance is designed to detect any rare or long-term adverse effects over a much larger patient population and longer time period than was possible during the Phase I through III clinical trials. Harmful effects discovered by Phase IV trials may result in a drug no longer being sold or being restricted to certain uses.

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

Markets for Our Planned Products

Estimated Sales
Metastatic Endometrial Cancer (PVT-005)	> $250MM
Triple-negative breast cancer (PVT-006)	> $300MM
Female Lower Urinary Tract Symptoms (PVT-002)	> $300MM

Sales are conservatively estimated for US only, incidence of indication, modest pricing and market penetration.

Research and Development

We have not spent any amount on research and development expenses for the last two fiscal years. From our inception on June 10, 2002 to January 31, 2016 we spent $282,715 on research and development activities. We anticipate that we will incur approximately $6.4 million in research and development expenses over the next 12 months; however this may change if we are unsuccessful in obtaining sufficient additional financing.

Intellectual Property

We own the common law trademark rights in our corporate name and logo as well as the trademark for "INDUS PHARMACEUTICALS". With the exception of the trademark for IndUS, we have not registered any of our trademark rights for protection. We have also secured exclusive worldwide licensing rights and title in and to the following patents through our acquisition of IndUS Pharmaceuticals:

•	United States Patent Application No. 09/822782 (filed on March 30, 2001) and Patent No. 6362331 for the process for the preparation of antitumor agents.
•	United States Patent Application No. 10/396103 (filed on March 25, 2003) and Patent No. 6683073 for pyrimidine linked pyrrolo[2,1-C][1,4] benzodiazepines as potential antitumor agents.
•	United States Patent Application No. 10/396129 (filed on March 25, 2003) and Patent No. 6800622 for pyrene-linked pyrrolo[2,1-C][1,4] benzodiazepine hybrids useful as anti-cancer agents.
•	United States Patent Application No. 10/401782 (filed on March 31, 2003) and Patent No. 6884799 for non-crossed linking pyrrolo [2,1-C][1,4] benzodiazepine and process thereof.
•	United States Patent Application No. 10/401754 (filed on March 31, 2003) and Patent No. 7015215 for pyrrolo[2,1-C][1,4] benzodiazepines compounds and process thereof.

Manufacturing

We have limited experience in, and do not own facilities for, manufacturing any products or product candidates. We utilize contract manufacturers to produce clinical supplies of our products and our investigational drugs are not commercially available (PVT-005 and PVT-006). Although we intend to continue to rely on contract manufacturers to produce our products for both clinical and commercial supplies, we will oversee the production of those products and do not anticipate relying on any particular contract manufacturer exclusively.

If we obtain FDA approval or marketing application approval outside the United States for any of our product candidates, we plan to rely on contract manufacturers to produce sufficient quantities for large-scale commercialization. These contract manufacturers will be subject to extensive government regulations. Regulatory authorities in the markets that we intend to serve require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (GMP) as set by the FDA. In this regard, we plan to engage only contract manufacturers who have the capability to manufacture drug products in compliance with current Good Manufacturing Practices in bulk quantities for commercialization. We also intend to safeguard our intellectual property when working with contract manufacturers by working only with manufacturers who in our estimation have a strong track record of safeguarding confidential information and who are willing to enter into agreements with us that impose upon them strict intellectual property protection measures.

Sales, Marketing and Distribution

We currently have no sales or distribution capabilities and limited marketing capabilities. In order to commercialize our products, we must develop sales, marketing and distribution capabilities or make arrangements with other parties to perform these services for us.

Upon marketing approval of PVT-005 and/or PVT-006 (or any of our anticancer products) from the FDA or other regulatory authorities, we plan to build our own U.S. oncology sales force to market our products directly to oncology centers and physicians in the United States focused in medical oncology. We believe that we can best serve this market with a focused, specialty sales force.

Outside of the United States, and subject to obtaining marketing approval in the applicable countries, we intend to engage sales, marketing and distribution partners in Canada, Europe, Asia and Latin America.

Competition

If any of our products receive marketing approval, they may compete against, and may be used in combination with, well-established products that are currently used for the treatment of their respective indications. By the time we are able to commercialize a product candidate, the competition and potential competition may be greater and more direct. Several companies are focusing on new compounds, most of which are in pre-clinical or early phases of development.

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

It is our policy to require our employees, consultants, contractors, or scientific and other advisors, to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements provide that all inventions related to our business that are conceived by the individual during the course of our relationship shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Subsidiaries

We own 100% of the outstanding common stock of IndUS Pharmaceuticals, Inc.

Employees and Consultants

As of April 29, 2016, we have employment contracts with our chief executive officer, chief business officer and chief financial officer. We currently engage independent contractors in the areas of legal and auditing services. We plan to engage independent contractors in the areas of preclinical toxicity studies and clinical trial execution and data management.

Government Regulations

In this section and throughout this annual report, the term "FDA" means the United States Food and Drug Administration.

Our current and future operations and research and development activities are or will be subject to various laws and regulations in the countries in which we conduct or plan to conduct our business, including but not limited to the United States, Canada, India and potentially member countries from the European Union. These laws and regulations govern the research, development, sale and marketing of pharmaceuticals, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the pharmaceutical industry. We may require permits, registrations or other authorizations to maintain our operations and to carry out our future research and development activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

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

Pharmaceutical Regulatory Regimes

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals. All of our product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, our drug candidates are subject to rigorous pre-clinical testing and subsequent clinical trials and other premarketing approval requirements of the FDA and regulatory authorities in other countries. Various federal, state and foreign statutes and regulations govern or affect the manufacturing, safety, labeling, stability, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. When we obtain regulatory approval for any of our product candidates, the approval may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed, promoted and advertised. Further, approved pharmaceuticals and manufacturers are subject to ongoing review and previously unknown problems may be discovered that may result in restrictions on the manufacture, sale or use of approved pharmaceuticals or their withdrawal from the market.

Pre-Clinical Studies

Before testing any compounds with potential therapeutic value in human subjects in the United States, stringent governmental requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Pre-clinical testing results obtained from these studies, including tests in several animal species, are submitted to the FDA as part of an Investigational New Drug Application and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for initial trials in human volunteers.

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

The FDA reviews all New Drug Applications submitted before it accepts them for filing and may request additional information from the sponsor rather than accepting a New Drug Application for filing. In such an event, the New Drug Application must be submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the New Drug Application. By law, the FDA has 180 days in which to review the New Drug Application and respond to the applicant. The review process is often significantly extended by the FDA through requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved and the scope of any approval. The FDA is not bound by the recommendation, but gives great weight to it. If the FDA evaluations of both the New Drug Application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA's evaluation of the New Drug Application submission or manufacturing facility is not favorable, the FDA may refuse to approve the New Drug Application or issue a not approvable letter.

Fast Track Designation and Priority Review

The FDA's fast track program is intended to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for their condition. Under the fast track program, the sponsor of a new drug may request the FDA to designate the drug for a specific indication as a fast track product at any time during the clinical development of the product. The FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request.

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

In some cases, the FDA may designate a product for priority review. A product is eligible for priority review, or review within a targeted six-month time frame from the time a New Drug Application is accepted for filing, if the product provides a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast-track designated product generally meets the FDA's criteria for priority review. We cannot guarantee that any of our products will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures.

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

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers from communicating on the subject of off-label use.

The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our programs or our future product candidates, or such approval of new indications for our future products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad European Union.

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

Marketing Authorization

In the European Union, approval of new medicinal products can be obtained through the mutual recognition procedure or the centralized procedure. The mutual recognition procedure entails initial assessment by the national authorities of a single member state and subsequent review by national authorities in other member states based on the initial assessment. The centralized procedure requires the submission of a single Marketing Authorization Application (a "MAA") to the European Medicines Agency (the "EMA") leading to an approval that is valid in all European Union member states. It is required for certain medicinal products, such as biotechnology products and certain new chemical entities, and is optional, or available at the EMA's discretion, for other new chemical entities or innovative medicinal products with novel characteristics.

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

Data Exclusivity

For an MAA filed after October 30, 2005, European Union regulators offer eight years of data exclusivity during which generic drug manufacturers cannot file abridged applications. This is followed by two years of market exclusivity during which generic MAAs may be reviewed and approved but during which generic drug manufacturers cannot launch products. The manner in which these new exclusivity provisions will be applied in practice remains far from clear and there can be no assurance that our programs or our other current or future product candidates will qualify for such exclusivity.

Other Regulatory Requirements

If a marketing authorization is granted for our products in the European Union, the holder of the marketing authorization will be subject to ongoing regulatory obligations. A holder of a marketing authorization for our products is legally obliged to fulfill a number of obligations by virtue of its status as a Marketing Authorization Holder (a "MAH"). While the associated legal responsibility and liability cannot be delegated, the MAH can delegate the performance of related tasks to third parties, provided that this delegation is appropriately documented. A MAH can therefore either ensure that it has adequate resources, policies and procedures to fulfill its responsibilities, or can delegate the performance of some or all of its obligations to others, such as distributors or marketing partners.

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

•

Preparation, Filing and Maintenance of the Application and Subsequent Marketing Authorization: MAHs have general obligations to maintain appropriate records, to comply with the marketing authorization's terms and conditions, to submit renewal applications and to pay all appropriate fees to the authorities. There are also general reporting obligations, such as an obligation to inform regulators of any information that may lead to the modification of the marketing authorization dossier or product labeling, and of any action to suspend, revoke or withdraw an approval or to prohibit or suspend the marketing of a product.

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

Third-Party Reimbursement and Pricing Controls

General:

In the United States and elsewhere, patients' access to pharmaceutical products depends in significant part on the coverage and reimbursement of a product or service by third-party payors, such as government programs, private insurance plans and employers. Third-party payors increasingly are challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicare, Medicaid and private payors. We may be unable to achieve reimbursement from some payors because they may not consider our products to be "reasonable and necessary" or cost-effective. Furthermore, it is possible that even if payors are willing to reimburse patients for our products, the reimbursement levels may not be sufficient to allow us to sell our products on a competitive and profitable basis.

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

Medicare:

In the following section, all references to "CMS" refer to the Centers for Medicare and Medicaid Services.

We expect that in the United States, some or a majority of the patients who are treated with our products will be Medicare beneficiaries. The CMS is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid. Two aspects of Medicare reimbursement will be relevant to our products: the availability of reimbursement for physician services for administration of our products and the availability of reimbursement for our products themselves.

The CMS has asserted the authority of Medicare not to cover particular products or services if it determines that they are not "reasonable and necessary" for Medicare beneficiaries. The CMS may create a national coverage determination (a "NCD") for a product, which establishes on a nationwide basis the indications that will be covered and the frequency limits for administration of the product. However, for most new drugs that are eligible for payment, the CMS does not create a NCD. We do not know whether we will seek or obtain a NCD for any of our current or potential products or whether any NCD we obtain will contain favorable coverage terms. As mentioned above, if Medicare coverage for our products is available, the CMS may decide to provide reimbursement through one of two avenues: Part B coverage for physician-administered drugs, or Part D coverage for outpatient prescription drugs. Under Part B coverage, Medicare reimburses purchasers of drugs that meet three statutory requirements:

•	the product is reasonable and necessary;
•	the product is not usually self-administered and as such is incidental to a physician's service in the office setting; and
•	the administering physician bills Medicate directly for the product.

Currently, topical products are considered "usually self-administered"; therefore, coverage under Part B would require a specific determination that any of our products differ from most topical products and should therefore be covered under Part B. There can be no guarantee that we will obtain such a determination. For the reasons discussed below, the failure to obtain such a determination could materially and adversely affect our ability to generate revenue.

If there is not a national coverage decision, the local Medicare contractors that are responsible for administering the Part B program on a regional basis may have the discretion to decline coverage and reimbursement for a drug or to issue a local coverage decision (an "LCD"). These policies can include both coverage criteria for the drug and frequency limits for the administration of the drug. The local contractors in different areas of the country may determine that our products should be treated like most topical patches and may deny coverage under Part B or, even if they allow coverage, may establish varying coverage criteria and frequency limits for any product. Furthermore, obtaining LCDs in the various regions can be a time-consuming and expensive process.

Medicare payment for physician services related to the administration of any of our products, if any, will most likely be determined according to a prospectively set payment rate, determined by a procedure code established by the American Medical Association. These codes, called Current Procedural Terminology ("CPT") codes, describe the procedure performed and can be specific or more general in nature. We believe that although there are existing CPT codes that could be used, a specific code for the administration of each of our products would be preferable. We plan to apply for a specific CPT code. If, at launch, a specific CPT code is not available, local Medicare contractors will advise which existing CPT code should be used for services related to the administration of our products.

The CMS has been considering changes to Medicare reimbursement that could result in lower payments for physician-administered drugs, and Congress may also consider legislation that would mandate lower reimbursement levels. A reduction in reimbursement levels could materially and adversely affect our revenue.

The CMS may determine that any of our products do not qualify for Part B coverage and should instead be covered under the Part D outpatient prescription drug benefit. Because, unlike Part B, Part D coverage reimburses patients only for the drug itself and does not provide reimbursement for the physician's administration services (though a physician can bill for service under Part B and it is possible that the CMS will provide such coverage for the administration of any of our products, even if the product in question is covered under Part D), physicians may not consider our products as attractive a treatment option if they are reimbursed under Part D instead of Part B. In addition, under Part D, there are multiple types of plans and numerous plan sponsors, each with its own formulary and product access requirements. While the CMS evaluates Part D plans' proposed formularies for potentially discriminatory practices, the plans have considerable discretion in establishing formularies, establishing tiered co-pay structures and placing prior authorization and other restrictions on the use of specific products. Moreover, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. Revenue for our products will be substantially affected by their respective formulary status on Part D plans and the rebates that Part D plan sponsors are able to negotiate.

Medicaid:

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

Private Insurance Reimbursement:

Commercial insurers usually offer two types of benefits: medical benefits and pharmacy benefits. In most private insurance plans, physician-administered drugs are provided under the medical benefit. If private insurers decide to cover any of our products, they will reimburse for the drug(s) and its administration in a variety of ways, depending on the insurance plan's revenue targets, employer and benefit manager input and the contract negotiated with their physicians. Like Medicare and Medicaid, commercial insurers have the authority to place coverage and utilization limits on physician-administered drugs. Many private insurers tend to adopt reimbursement methodologies for a product similar to those adopted by Medicare. Revenue for our products may be materially and adversely affected if private payors make unfavorable reimbursement decisions or delay making favorable reimbursement decisions.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission's website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

There is substantial doubt as to whether we will continue operations. If we discontinue operations, you could lose your investment.

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2016, we have not earned any revenues and had a deficit of $12,590,912. We anticipate that we will incur increased expenses without realizing sufficient revenues (if any) to offset those expenses and we therefore expect to incur significant losses for the foreseeable future. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our auditor has indicated in our financial statements that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

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

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. We experienced a net loss of $8,578,431 for the year ended January 31, 2016, compared to a net loss of $1,129,004 for the year ended January 31, 2015. We expect to incur substantial and increasing losses for the foreseeable future as we develop, seek regulatory approval for and commercialize our product candidates and pursue our other research and development activities. If our products are not successful in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize our products. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Our business is to research and develop new therapies to treat unmet needs in women's health focusing on oncology and urology. Our current product pipeline includes novel treatments for oncology and we are also developing novel delivery technologies to allow targeted delivery of existing drugs for a faster time-to-market.

We will require substantial additional funds to complete our research and development activities, and if such funds are not available we may need to significantly curtail or cease our operations.

We will require substantial funds to research, develop, test and protect our product candidates, and to manufacture and market any such candidates that may be approved for commercial sale. Based on our current cash levels, we do not have sufficient cash to meet our planned day-to-day operating needs through January 2017, including our planned research and development activities. We raised $240,000 through private placements during the year ended January 31, 2016. Based on our planned research and development activities, we anticipate that we will require additional funds of approximately $1.5 million to meet our planned day-to-day operating needs for the next 12 months. If we do not raise sufficient funds, our plan of operation will be delayed until such time as we raise sufficient funds, provided we are able to do so. Further, the cost of carrying out our operating activities and research and development activities is not fixed, and our cash levels may at any time prove to be insufficient to finance them. Our financing needs may change substantially because a number of factors which are difficult to predict or which may be outside of our control. These include increased competition, the costs of licensing existing drugs and protecting rights to our proprietary technology, the resources required to complete pre-clinical and clinical studies, and the length and results of the regulatory approval process.

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

If our research and development projects are not completed in a timely fashion, our company could experience:

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

Our clinical trials for each drug may fail to adequately demonstrate the safety and efficacy of that candidate, which could force us to abandon our product development plans for that drug candidate.

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

Even if we receive the necessary regulatory approvals to commercially sell our product candidates, the success of these candidates will depend on their acceptance by physicians and patients, among other things. Market acceptance of, and demand for, any product that we develop and commercialize will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;
•	our ability to obtain sufficient third-party insurance coverage or reimbursement;
•	the availability, relative cost and relative efficacy of alternative and competing treatments;
•	the effectiveness of our or our collaborators' sales, marketing and distribution strategy; and
•	publicity concerning our products or competing products and treatments.

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

If we obtain the necessary regulatory approvals to market our products, we will rely on contract manufacturers as single source suppliers for our product candidates.

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

We face potential product liability exposure, and any claim brought against us may cause us to divert resources from our normal operations or terminate selling, distributing and marketing any product for which we have received regulatory approval. This may cause us to cease our operations as it relates to that product.

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

Our industry is highly competitive, and many of our potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in the protection of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than us. As a result, they may be able to:

•	develop product candidates and market products that are less expensive, safer, more effective or involve more convenient treatment procedures than our future products;
•	commercialize competing products before we can launch any of our product candidates;
•	initiate or withstand substantial price competition more successfully than us;
•	enjoy greater success in recruiting skilled scientific workers from a limited pool of available talent; and
•	more effectively negotiate third-party licenses and strategic alliances.

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

Since our place of business and several of our officers, directors and business assets are also located in Canada, you may be limited in your ability to enforce U.S. civil actions against them for damages to the value of your investment.

We plan to indemnify our directors and officers against liability to us and our security holders, and such indemnification could increase our operating costs.

Our Articles allow us to indemnify our directors and officers against claims associated with carrying out the duties of their offices. Our Articles also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Securities Act") may be permitted to our directors, officers or control persons, we have been advised by the SEC that such indemnification is against public policy and is therefore unenforceable.

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

The patent positions of biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies' patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents or third-party patents.

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

We have licensed patent-protected technologies and novel anticancer drug candidates through the IndUS acquisition and we may also license other intellectual property from other third parties, if we believe it is necessary or useful to use additional third-party intellectual property to develop our products. Typically, we would seek to negotiate and obtain any required third party licenses immediately following the completion of preliminary research to establish a concept and plan of development for a new product candidate. However, depending on the ongoing results and requirements of pre-clinical or clinical trials, which may unexpectedly vary from our anticipated plan of development, we may be required to seek additional third-party licenses at later stages of product development. We may be required to pay license fees or royalties or both to obtain such licenses, and there is no guarantee that such licenses will be available on acceptable terms, if at all. Even if we are able to successfully obtain a license, the rights may be non-exclusive, and this would give our competitors access to the same intellectual property as us, which could ultimately prevent us from commercializing a product.

Upon obtaining a license, our business prospects will depend, in part, on the ability of our licensors to obtain, maintain and enforce patent protection on our licensed intellectual property. Our licensors may terminate our license, may not pursue and successfully prosecute any potential patent infringement claim, may fail to maintain their patent applications, or may pursue any litigation less aggressively than we would. Without protection for the intellectual property that we license, other companies may be able to offer substantially similar products for sale, and we may not be able to market or sell our planned products or generate any revenues.

If the FDA grants one of our competitors an orphan drug designation for a drug and indication combination that is similar to the drug and indication combination used and targeted by one of our products, we will face significant competition in marketing our product during the seven year exclusivity period.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

You may face significant restrictions on the resale of your shares due to state "blue sky" laws.

Each state has its own securities laws, often called "blue sky" laws, which (1) limit sales of securities to a state's residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

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

Other Risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the non-U.S. officers and directors for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, specifically Canada and Germany, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Item 2. Properties

We currently lease an office space at 25 Olympia Avenue, Suite K-300, Woburn, MA 01801, USA. We also maintain a dedicated mailing address and telephone reception service located at 1275 West 6th Avenue, Vancouver, British Columbia, Canada V6H 1A6. We also have access to office and meeting space at that location for a nominal fee, on an as-used basis.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock quoted on the OTC Bulletin Board under the Symbol "PVOTF". Our common stock was listed for quotation on April 13, 2010.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
January 31, 2016	$1.10	$0.80
October 31, 2015	$1.07	$0.35
July 31, 2015	$0.37	$0.01
April 30, 2015	$0.40	$0.00
January 31, 2015	$0.068	$0.00
October 31, 2014	$0.068	$0.019
July 31, 2014	$0.12	$0.032
April 30, 2014	$0.395	$0.055
January 31, 2014	$0.17	$0.021

__________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of April 29, 2016, there were approximately 53 holders of record of our common stock. As of such date, 74,922,114 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2016.

Effective March 19, 2015, we entered into director services agreements with our past president and past director, Dr. BJ Bormann, and our directors, Dr. Wolfgang Renz and Dr. Patrick Frankham. Pursuant to the agreements each director shall provide director services to our company for a period of 24 months in consideration for 10,000,000 shares of our common stock payable in installments of 2,500,000 shares upon execution of the agreement, 2,500,000 after 6 months, 2,500,000 after 12 months and 2,500,000 after 24 months. Also effective March 19, 2015, we entered into a management consulting agreement with Dr. Giora Davidai. Pursuant to the agreement Dr. Davidai shall provide consulting services to our company for a term of 12 months renewable by mutual agreement for an additional 12 months. In consideration of the services, we agreed to pay to Dr. Davidai 10,000,000 shares of our common stock payable in installments of 2,500,000 share upon execution of the agreement, 2,500,000 after 6 months, or 2,500,000 after 12 months and 2,500,000 after 24 months (subject to renewal of the term). On March 20, 2015, we issued 40,000,000 common shares payable to Drs. Bormann, Renz, Frankham and Davidai pursuant to the above described agreements. The common shares not yet earned or payable were held in escrow to be released to the directors or consultant in accordance with the terms of their respective agreements. The 40,000,000 common shares were issued to two (2) US persons in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933 and to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933. Effective November 3, 2015, share cancellation/return to treasury agreements were entered into with Drs. Bormann, Renz, Frankham and Davidai. Pursuant to each of the agreements, Drs. Bormann, Renz, Frankham and Davidai have agreed to the cancellation of 10,000,000 common shares in the capital of our Company such that an aggregate of 40,000,000 common shares in the capital of our Company were cancelled. On February 11, 2016, the management consulting agreement with Dr. Davidai was terminated.

On April 15, 2015, we issued an aggregate of 2,500,000 shares of our common stock to two individuals for services rendered. The shares were issued at a deemed price of $0.10 per share. The 2,500,000 common shares were issued to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933.

Effective July 24, 2015, we closed a private placement by issuing an aggregate of 1,400,000 shares of our common stock at prices of $0.10 and $0.20 per share, for gross proceeds of $240,000. We issued the securities to two (2) non U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and three (3) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective July 29, 2015, we entered into an advisory board agreement with Dr. Pravin Chaturvedi, who is our current president and director. Pursuant to the agreement, Dr. Chaturvedi shall provide advisory services to our company for a period of 12 months in consideration for 100,000 shares of our common stock payable in installments of 25,000 shares on August 1, 2015, 25,000 on January 31, 2016, 25,000 on July 31, 2016 and 25,000 on January 31, 2017. On September 21, 2015, we issued 100,000 common shares payable to Dr. Chaturvedi pursuant to the above described agreement. The common shares not yet earned or payable were held in escrow to be released to the advisor in accordance with the terms of the agreement. The 100,000 common shares were issued to a US person in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

Also on September 21, 2015, we issued 100,000 shares of our common stock to a consultant for strategic advisory, investor relations and public relations services. We relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

Effective November 23, 2015 and December 4, 2015, we issued 4,512,500 and 237,500, respectively, shares of common stock to Clear Trust LLC, as nominee for the shareholders of IndUS, as consideration for the shares of IndUS acquired from such shareholders of IndUS. We relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

Effective November 20, 2015, we entered into an employment agreement with our president and director, Dr. Chaturvedi. Pursuant to the agreement, we agreed to pay Dr. Chaturvedi 25,000 shares of our common stock each month until a financing transaction is consummated. 8,333 shares of our common stock were issued on November 30, 2015 and 25,000 shares of our common stock were issued on each of the following dates: December 31, 2015, January 29, 2016, February 29, 2016 and March 31, 2016.

On February 29, 2016, we issued 100,000 shares of our common stock to two (2) consultants for investor and public relations services. We relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of April 29, 2016, we had outstanding options to purchase 13,450,000 shares of our common stock at exercise prices ranging from $0.10 to $0.70 and exercisable until November 30, 2020 to February 22, 2021. As of April 29, 2016, we had no warrants outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2016.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2016 and January 31, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 20 of this annual report.

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

Results of Operations

For the Years Ending January 31, 2016 and 2015

	Year Ended January 31,
	2016		2015
Revenue	$	Nil	$	Nil
Operating expenses		$8,592,856		$117,484
Accretion of discounts on convertible debentures	$	Nil		$8,723
Financing costs	$	Nil		$152,754
Gain on change in fair value derivative		$(14,425)		$(188,701)
Loss on settlement and conversions of debentures	$	Nil		$973,856
Interest expense	$	Nil		$64,888
Net income (loss)		$(8,578,431)		$(1,129,004)

Expenses

Our operating expenses for our years ended January 31, 2016 and 2015 are outlined in the table below:

	Year Ended January 31,
	2016		2015
Depreciation and amortization		$322		$409
Consulting	$	Nil	$	Nil
Foreign exchange loss		$13,911		$52,930
General and administrative		$961,746		$30,607
Management fees		$2,268,297		$2,694
Professional fees		$340,220		$30,844
Research and development	$	Nil	$	Nil
Stock-based compensation		$5,008,360	$	Nil

Operating expenses for year ended January 31, 2016 increased by 721% as compared to the comparative period in 2015 due to increased general and administrative activities such as investor relations and promotions. Professional fees increased primarily due to our acquisition of IndUS. Management fees and stock-based compensation increased as a result of 2,708,333 common stock issued for services and 6,200,000 options to purchase our common stock granted.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

Our company has a stock option plan which was adopted and approved by our shareholders on December 30, 2015. During our fiscal year ended January 31, 2016, 6,000,000 stock options with exercise price of $0.10 and maturity on December 14, 2020 were granted to directors and a consultant. As well, 200,000 stock options with exercise price of $0.25 and maturity on November 30, 2020 were granted to members of our Scientific Advisory Board. We currently do not have any other equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At January 31, 2016	At January 31, 2015
Current Assets	$103,215	$938
Current Liabilities	$435,104	$55,790
Working Capital (Deficit)	$(331,889)	$(54,852)

Cash Flows

	Year Ended January 31, 2016		Year Ended January 31, 2015
Net Cash used in Operating Activities		$(163,942)		$(47,257)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$240,232		$47,321
Effects of exchange rate changes on cash		$(5,490)		$(160)
Increase (Decrease) in Cash During the Period		$70,800		$(96)

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

Specifically, we estimate our expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Description	($)
Research and Development Costs:
Studies and manufacture of active product ingredient	4,130,000
IND filing	1,000,000
R&D headcount	1,250,000
Sales and Marketing Costs:
Entertainment and promotion	24,000
Investor relations	60,000
Literature	11,600
Travel	60,000
Operating Expenses:
Director fees	160,000
Insurance	40,000
Office	21,200
Office and laboratory lease	30,000
Professional fees	143,000
Public company expenses	52,500
Salaries and benefits	898,523
Telephone and internet	6,000
Vehicles and transportation	6,000
Total:	8,887,823

Based on our planned expenditures, we will require additional funds of approximately $8.9 million to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Even if we carry out our planned research and development activities on our products, there is no guarantee that we will be able to market them or derive any revenues from their sale. Currently, we intend to prioritize the allocation of any financing that we may receive toward the development of PVT-005 and PVT-006.

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $8.9 million over the next 12 months to pay for research and development and ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

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

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2016 and 2015, our company did not have any amounts recorded pertaining to uncertain tax positions.

Our company files federal and provincial income tax returns in Canada and federal and state income tax returns in the United States. Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2016 and 2015, there were no charges for interest or penalties.

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

Our company's financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities and due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Foreign Currency Translation

The functional currency of our parent entity, Pivot Pharmaceuticals Inc., is the Canadian dollar and the functional currency of our subsidiary is the US dollar. Our company's presentation currency is the US dollar.

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

Results of operations are translated into our company's presentation currency, US dollars, at an appropriate average rate of exchange during the year. Net assets and liabilities are translated to US dollars for presentation purposes at rates of exchange in effect at the end of the period. Gains or losses arising on translation are recognized in other comprehensive income (loss) as foreign currency translation adjustments.

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

Item 8. Financial Statements and Supplementary Data

PIVOT PHARMACEUTICALS INC.

Consolidated Financial Statements

Years ended January 31, 2016 and 2015

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pivot Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Pivot Pharmaceuticals Inc. (the "Company") as of January 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended January 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pivot Pharmaceuticals Inc. as of January 31, 2016 and 2015, and the results of their operations and cash flows for each of the years in the two-year period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit, negative working capital, and no revenue to date as of January 31, 2016 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 29, 2016

PIVOT PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	January 31, 2016 $	January 31, 2015 $

Assets
Current assets
Cash	71,639	839
Prepaids and other current assets	31,576	99
Total current assets	103,215	938

Security deposit	2,900	-
Property and equipment, net (Note 4)	-	327
Total assets	106,115	1,265

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	397,482	41,134
Due to related parties (Note 9)	37,622	-
Derivative liabilities (Note 5)	-	14,656
Total liabilities	435,104	55,790

Stockholders' Deficit

Common stock: Unlimited shares authorized, without par value, 74,722,100 and 65,863,766 shares issued and outstanding, respectively (Note 6)	7,054,499	3,470,818

Common stock issuable (Note 6)	16,206	–

Additional paid-in capital	4,574,647	262,278

Accumulated other comprehensive income	616,571	224,860

Accumulated deficit	(12,590,912)	(4,012,481)

Total stockholders' deficit	(328,989)	(54,525)

Total liabilities and stockholders' deficit	106,115	1,265

Nature of operations and continuance of business (Note 1)

Subsequent events (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Year Ended January 31, 2016 $	Year Ended January 31, 2015 $

Revenue	-	-

Expenses
Depreciation and amortization	322	409
Foreign exchange loss	13,911	52,930
General and administrative	961,746	30,607
Management fees	2,268,297	2,694
Professional fees	340,220	30,844
Stock-based compensation	5,008,360	-
Total expenses	8,592,856	117,484

Loss from operations	(8,592,856)	(117,484)

Other (expenses) income

Accretion of discount on convertible debentures	-	(8,723)
Financing costs	-	(152,754)
Gain on change in fair value of derivative liabilities	14,425	188,701
Loss on settlement and conversions of debentures	-	(973,856)
Interest expense	-	(64,888)

Total other income (expenses)	14,425	(1,011,520)

Net loss	(8,578,431)	(1,129,004)

Other comprehensive income
Foreign currency translation adjustment	336,120	153,950

Net comprehensive loss	(8,242,311)	(975,054)

Net loss per share, basic	(0.11)	(0.10)

Net loss per share, diluted	(0.11)	(0.10)

Weighted average shares outstanding - basic	77,718,219	11,599,995

Weighted average shares outstanding - diluted	77,718,219	11,599,995

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock		Common Stock	Additional Paid-In	Foreign Currency Translation
	Shares #	Amount $	Issuable $	Capital $	Adjustment $	Deficit $	Total $

Balance – January 31, 2014	10,076,707	1,656,334	224,685	259,540	70,910	(2,883,477)	(672,008)
Contributed capital	-	-	-	2,738	-	-	2,738
Common stock issued for termination fees	1,000,000	224,685	(224,685)	-	-	-	-
Common stock issued on default of loans	2,750,000	152,613	-	-	-	-	152,613
Common stock issued on settlement and conversion of debentures debenture	35,524,538	610,109	-	-	-	-	610,109
Common stock issued to settle amounts due to related party	16,512,521	827,077	-	-	-	-	827,077
Net loss	-	-	-	-	153,950	(1,129,004)	(975,054)

Balance – January 31, 2015	65,863,766	3,470,818	-	262,278	224,860	(4,012,481)	(54,525)
Common stock issued for services	2,708,333	3,296,726	16,206	-	-	-	3,312,932
Common stock issued in asset acquisition (Note 2)	4,750,000	46,723	-	-	-	-	46,723
Common stock issued for cash	1,400,000	240,232	-	-	-	-	240,232
Stock-based compensation	-	-	-	4,312,369	-	-	4,312,369
Net loss	-	-	-	-	391,711	(8,578,431)	(8,186,720)

Balance – January 31, 2016	74,722,100	7,054,499	16,206	4,574,647	616,571	(12,590,912)	(328,989)

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended January 31, 2016 $	Year Ended January 31, 2015 $

Operating activities

Net loss	(8,578,431)	(1,129,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	-	10,745
Common stock issued for services	3,340,821	-
Common stock issued for loan defaults	-	152,754
Compensation expense recognized in asset acquisition	349,158	-
Depreciation and amortization	322	409
Fair value of stock options vested	4,659,203	-
Gain on change in fair value of derivative liabilities	(14,425)	(188,701)
Loss on settlement and conversions of debentures	-	973,856
Services contributed by related party	-	2,738
Changes in operating assets and liabilities:		-
Prepaids and other current assets	(15,939)	4,716
Accounts payable and accrued liabilities	95,349	88,771
Due to related parties	-	36,459

Net cash used in operating activities	(163,942)	(47,257)

Financing activities
Proceeds from issuance of common stock	240,232	-
Proceeds from issuance of convertible debentures	-	10,863
Proceeds from related party loans	-	36,458

Net cash provided by financing activities	240,232	47,321

Effects of exchange rate changes on cash	(4,733)	(160)

Increase (decrease) in cash	70,800	(96)

Cash – beginning of period	839	935

Cash – end of period	71,639	839

Supplemental disclosures:
Interest paid	-	246
Income tax paid	-	-

Non-cash activities:
Common stock issued for settlement and conversions of debentures	-	697,868
Common stock issued for settlement of amounts due to related party	-	887,390
Common stock issued in asset acquisition	46,723	-

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Pivot Pharmaceuticals Inc. (the "Company") was incorporated in British Columbia under the Business Corporations Act on June 10, 2002. On April 7, 2015, the Company changed its name from Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. The Company is in the business of developing and commercializing new uses for existing prescription drugs as well as developing proprietary encapsulation technology in the treatment of neurodegenerative diseases.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2016, the Company has not earned any revenue, has a working capital deficit of $331,899 and an accumulated deficit of $12,590,912. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Asset Acquisition

On November 20, 2015, the Company completed the acquisition of IndUS Pharmaceuticals, Inc. ("IndUS") pursuant to an Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015. As consideration for the purchase, the Company issued 4,750,000 shares of common stock, of which 4,512,500 shares of common stock were issued on November 23, 2015 and 237,500 shares of common stock were issued on December 4, 2015 which shares were being held as a contingency pertaining to the liabilities of IndUS which were assumed by Pivot. The Company will also be granting 41,833 stock options pursuant to the Agreement and Plan of Merger. IndUS is a United States-India cross-border pharmaceutical company conducting research and development activities for advancing novel therapeutics in the areas of oncology, infectious diseases and diabetes whose assets consisted of a portfolio of patented and proprietary, novel anticancer drug candidates from multiple chemical classes of molecules referred to as pyrrolobenzodiazepine dimers.

The Company evaluated this acquisition in accordance with ASC 805, Business Combinations (10-55-4) to discern whether the assets and operations of IndUS met the definition of a business. The Company concluded there were not a sufficient number of key processes obtained to develop the inputs into outputs, nor could such processes be easily obtained by the Company. Accordingly, the Company accounted for this transaction as the acquisition of assets and a key employee (compensation arrangement).

The transaction was accounted for in accordance with asset acquisition guidance found in ASC 805 and share based payment guidance found in ASC 718, Compensation – Stock Compensation. The consideration transferred, assets acquired, liabilities assumed and compensation expense recognized is as follows:

Consideration paid:	$

Liabilities assumed	260,400
Stock options granted	35,637
Common stock issued	46,723

Total purchase price	342,760

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

2.	Asset Acquisition (continued)

Consideration received:	$

Cash	14,606
Other current assets	4,684
Compensation expense	323,470

Net value of assets purchased	342,760

3.	Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. dollars. The Company's fiscal year-end is January 31.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, assumptions used to determine the fair values of stock-based compensation and derivative liabilities and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Basis of Consolidation

The consolidated financial statements incorporate the financial statements of the Company and entities controlled by the Company. Control is achieved where the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The consolidating entities include:

	% of ownership	Jurisdiction

Pivot Pharmaceuticals Inc.	Parent	Canada
IndUS Pharmaceuticals, Inc.	100%	USA

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2016 and 2015, the Company had no cash equivalents.

(e)	Property and Equipment

Property and equipment is comprised of office equipment and is recorded at cost. The Company amortizes the cost of equipment on a straight-line basis over their estimated useful life of five years.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

3. Significant Accounting Policies (continued)

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

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at January 31, 2016, the Company has 1,700,750 (2015 – 460,000) potentially dilutive shares.

(j)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at January 31, 2016 and 2015, the Company's comprehensive income included foreign currency translation adjustments.

(k)	Research and Development Costs

Research costs are expensed in the period that they are incurred.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

3.	Significant Accounting Policies (continued)

(l)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal and state income tax returns in the United States. The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2016 and 2015, there were no charges for interest or penalties.

(m)	Financial Instruments and Fair Value Measures

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

The Company's financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities and due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

3.	Significant Accounting Policies (continued)

(n)	Foreign Currency Translation

The functional currency of the parent entity, Pivot Pharmaceuticals Inc., is the Canadian dollar and the functional currency of its subsidiary is the US dollar. The Company's presentation currency is the US dollar.

Monetary assets and liabilities are translated using the exchange rate prevailing at the consolidated balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Results of operations are translated into the Company's presentation currency, US dollars, at an appropriate average rate of exchange during the year. Net assets and liabilities are translated to US dollars for presentation purposes at rates of exchange in effect at the end of the period. Gains or losses arising on translation are recognized in other comprehensive income (loss) as foreign currency translation adjustments.

(o)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

4.	Property and Equipment

	Cost $	Accumulated amortization $	January 31, 2016 Net carrying value $	January 31, 2015 Net carrying value $

Office furniture and equipment	1,628	1,628	-	327

Depreciation expense included as a charge to income was $322 and $409 for the years ended January 31, 2016 and 2015, respectively.

PIVOT PHARMACEUTICALS INC.
Notes to the Consolidated Financial Statements
Year ended January 31, 2016
(Expressed in U.S. dollars)

5.	Derivative Liability

Derivative liability consists of share purchase warrants originally issued in private placements with conversion/exercise prices denominated in United States dollars, which differs from the parent entity's functional currency.

The fair values of derivative liability as at January 31, 2016 and 2015 are as follows:

	January 31, 2016 $	January 31, 2015 $

380,000 warrants expiring on July 30, 2015	-	14,656

	-	14,656

The fair value of derivative financial liability was determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
380,000 warrants expiring on July 30, 2015	125%	1.26%	0%	4.50

6.	Common Stock

During the year ended January 31, 2016:

(a)

On March 6, 2015, 10,000,000 shares of common stock were issued to directors, an officer and a consultant (the "shareholders") and valued at $894,656 using the market price of the stock on the date of issuance. An additional 30,000,000 shares of common stock were held in escrow and to be released as follows: 10,000,000 shares of common stock on each of August 25, 2015, February 25, 2016 and February 25, 2017. On August 25, 2015, 10,000,000 shares of common stock were released to the shareholders. In October 2015, the shareholders returned 20,000,000 shares of common stock issued and received to the Company for cancellation. On the same date, the remaining 20,000,000 shares of common stock held in escrow were returned to the Company for cancellation.

(b)

On April 15, 2015, the Company issued 2,500,000 shares of common stock to a service provider and an officer for services provided valued at $239,195. The value of the common stock was based on the market price of the stock on the date of issuance.

(c)

In July 2015, 1,000,000 shares of common stock were issued for cash proceeds of $200,084 or $0.20 per share. In April 2015, 400,000 shares of common stock were issued for cash proceeds of $40,148 or $0.10 per share.

(d)

On August 1, 2015, 25,000 shares of common stock were issued to a member of the Company's Scientific Advisory Board ("SAB member") and valued at $9,125 using the market price of the stock on the date of issuance. An additional 75,000 shares of common stock are held in escrow and will be released as follows: 25,000 shares of common stock on each of January 31, 2016, July 31, 2016 and January 31, 2017. On January 31, 2016, 25,000 shares of common stock were released to the SAB member. For the year ended January 31, 2016, an additional $16,206 was recognized for services provided, which was valued using the market price of the stock on January 31, 2016.

PIVOT PHARMACEUTICALS INC.
Notes to the Consolidated Financial Statements
Year ended January 31, 2016
(Expressed in U.S. dollars)

6.	Common Stock (continued)

(e)	On August 24, 2015, 100,000 shares of common stock were issued to a service provider and valued at $53,500 using the market price of the stock on the date of issuance.

(f)

On November 23, 2015, 4,512,500 shares of common stock were issued pursuant to the asset acquisition (Note 2). On December 4, 2015, a further 237,500 shares of common stock were issued pursuant to this acquisition. The shares issued were valued at $46,723, which is the net value of assets purchased.

(g)

On November 30, 2015, 8,333 shares of common stock were issued to the Company's Chief Executive Officer ("CEO") pursuant to an employment agreement and valued at $8,750 using the market price of the stock on the date of issuance. On December 31, 2015 and January 29, 2016, 25,000 shares of common stock were issued to the Company's CEO pursuant to the same employment agreement and valued, using market prices of the stock on these dates, at $25,000 and $22,500, respectively.

During the year ended January 31, 2015:

(a)	1,500,000 shares of common stock were issuable pursuant to a default penalty on a convertible debenture on April 27, 2014.

(b)	1,000,000 shares of common stock were issuable pursuant to a default penalty on a loan payable on September 19, 2014.

(c)	16,512,521 shares of common stock were issuable in January 2015 to settle $150,740 of amounts due to a related party.

(d)

250,000 shares of common stock were issued during the year pursuant to default penalties on convertible debentures and 29,920,253 shares of common stock were issuable in January 2015 on conversion of convertible debentures. 1,000,000 shares of common stock were issued during the year pursuant to termination fee on a convertible debenture.

(e)	5,604,285 shares of common stock were issuable in January 2015 to settle loans payable.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2015 and 2014	380,000	0.05

Expired	(380,000)	(0.05)

Balance, January 31, 2016	-	-

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

8.	Stock Options

Effective December 30, 2015, the Company adopted a stock option plan. Under this plan, the Company may grant options to its directors, officers, employees and consultants up to an amount as determined by the Company and will be no more than a percentage of its outstanding common stock as may be required by the stock exchange the Company is listed with. The exercise price of the stock options will be determined by the Company and will be no less than any minimum exercise price as may be required by the stock exchange the Company is listed with.

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2015 and 2014	80,000	0.05	0.3 / 1.3	-
Granted	6,200,000	0.10	4.9	4,930,000
Expired	(80,000)	(0.05)	-	-

Outstanding, January 31, 2016	6,200,000	0.10	4.9	4,930,000

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
200,000 options expiring on November 30, 2020	433%	1.63%	0%	5.0
6,000,000 options expiring on December 14, 2020	429%	1.71%	0%	5.0

Additional information regarding stock options as of January 31, 2016, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date

200,000	50,000	0.25	November 30, 2020
6,000,000	6,000,000	0.10	December 14, 2020
6,200,000	6,050,000

$131,241 of stock-based compensation have yet to be recognized and will be recognized in future periods.

9.	Related Party Transactions

(a)	As at January 31, 2016, the Company owed $800 (2015 - $nil) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)	As at January 31, 2016, the Company has a receivable of $866 (2015 - $nil) from the Company's Chief Executive Officer, which has been received subsequent to year end.

(c)

As at January 31, 2016, the Company owed $37,622 (2015 - $nil) to related parties related to stock options to be granted pursuant to the Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 between the Company and IndUS (Note 2).

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

9.	Related Party Transactions (continued)

(d)	During the year ended January 31, 2016, the Company's director performed services valued at $nil (2015 - $2,694) which have been recorded as a contribution to capital.

10.	Income Taxes

The Company has approximately $6,400,000 of non-capital losses carried forward to offset taxable income in future years which expire beginning in fiscal 2029. The income tax benefit differs from the amount computed by applying the Canadian federal and provincial statutory rates to net loss before income taxes for the years ended January 31, 2016 and 2015, respectively, as a result of the following:

	2016 $	2015 $

Net loss before taxes	8,578,431	1,129,004
Statutory rate	26.0%	26.0%

Expected tax recovery	2,230,392	293,541
Lower effective tax rate on losses in U.S. jurisdiction	(22)	-
Permanent differences and other	(1,207,983)	46,688
Expenses deductible for tax purposes	44	48
Current period losses not recognized	(1,022,431)	(340,277)

Income tax provision	-	-

The significant components of deferred income tax assets and liabilities as at January 31, 2016 and 2015, after applying enacted corporate income tax rates, are as follows:

	2016 $	2015 $

Non-capital losses carried forward	1,664,848	705,256
Valuation allowance	(1,664,848)	(705,256)

Net deferred tax asset	-	-

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

Expiry Date	Non-Capital Loss $

2029	310,811
2030	55,776
2031	99,749
2032	470,584
2033	-
2034	491,503
2035	1,042,328
2036	3,932,512

6,403,263

11.	Subsequent Events

(a)	In February 2016, the Company issued 100,000 shares of common stock to consultants.

(b)

On February 23, 2016, the Company granted 7,250,000 options to purchase the Company's common stock to officers, directors and consultants at an exercise price of $0.70 per share with a maturity date of February 22, 2021. The stock options vests as follows: 1,812,500 immediately, 1,812,500 on May 23, 2016, 1,812,500 on August 23, 2016 and 1,812,500 on November 23, 2016.

(c)	On February 29, 2016 and March 31, 2016, 25,000 and 25,000 shares of common stock, respectively, were issued to the Company's CEO as compensation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2016 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2016, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We did not maintain appropriate financial reporting controls – As of January 31, 2016, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2016, our company did not have sufficient financial reporting controls with respect to the ability to process complex accounting issues such as its asset acquisition. Subsequent to January 31, 2016, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Sadler, Gibb & Associates, LLC, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2016 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Changes in Internal Controls

During the period ended January 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Also on February 5, 2015, Dr. Barbara-Jean Bormann-Kennedy (BJ Bormann) and Dr. Wolfgang Renz were appointed directors of our company. Concurrently with Dr. Ahmad Doroudian's resignation, we appointed Dr. Bormann as Chief Executive Officer of our company.

On November 16, 2015, we accepted the resignation of Dr. BJ Bormann as director. We also accepted the resignation of Dr. Bormann as our Chief Executive Officer effective October 16, 2015. Dr. Bormann's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Dr. Ahmad Doroudian, our director and Chairman of the Board, was appointed as our interim Chief Executive Officer.

On November 20, 2015, we appointed Dr. Pravin Chaturvedi as our new Chief Executive Officer and Director. Also on the same date, we accepted the resignation of Dr. Ahmad Doroudian as interim Chief Executive Officer. Dr. Doroudian remained as Chairman of the board.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Ahmad Doroudian	Chairman, Secretary and Director	55	September 17, 2007
Dr. Pravin Chaturvedi	Chief Executive Officer and Director	53	November 20, 2015
Moira Ong	Chief Financial Officer	41	December 26, 2010
Dr. Patrick Frankham	Director	44	July 24, 2014
Dr. Wolfgang Renz	Director	46	February 5, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Ahmad Doroudian – Chairman, Secretary and Director

Dr. Ahmad Doroudian was as our appointed president, Chief Executive Officer and Director on September 17, 2007 and as Chief Executive Officer and secretary on March 30, 2011. He resigned as President, Chief Executive Officer and Secretary on August 30, 2011 and was re-appointed as President, Chief Executive Officer and Secretary on July 24, 2014. Dr. Doroudian subsequently resigned as President and Chief Executive Officer on February 5, 2015 and was appointed as Chairman on that date. Currently, Dr. Ahmad Doroudian acts as our company's Chairman, Secretary and Director.

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

Dr. Pravin R. Chaturvedi – President, Chief Executive Officer and Director

Dr. Pravin Chaturvedi was the founder of Boston-based IndUS Pharmaceuticals, Inc., which was acquired by our company in November 2015 and a co-founder and serves as interim chief executive officer of Florida-based Oceanyx Pharmaceuticals. He also serves as the chief scientific officer of San Francisco-based Napo Pharmaceuticals. Previously, he has served as the president and chief executive officer of Boston-based Scion Pharmaceuticals. Dr. Chaturvedi serves on the boards of Oceanyx, FuelEd Schools, Cellanyx, PRADAN USA and Sindu Research Laboratories. He has previously served on the Boards of Scion Pharmaceuticals and TiE Boston. He also serves as an advisory board member to our company, TFC Biosciences and Springboard Enterprises and is the Chair of the Research Advisory Council for the Health Sciences Center of West Virginia University. He is an adjunct faculty member at Georgetown Medical School.

Over his 25+ year career, Dr. Chaturvedi has participated or led the discovery and/or development activities for several new chemical entities, culminating in the successful development and commercialization of several new drugs that are currently marketed by various companies. Prior to his roles at our company, IndUS, Oceanyx, Napo and Scion Pharmaceuticals, Dr. Chaturvedi, spent several years at Vertex Pharmaceuticals as the Head of Lead Evaluation. Prior to Vertex, he was in the preclinical group at Alkermes and he started his R&D career in the Product Development group at Parke-Davis/WarnerLambert Company (now Pfizer). Dr. Chaturvedi holds a Ph.D. in Pharmaceutical Sciences from West Virginia University and a Bachelor's in Pharmacy from the University of Bombay

Moira Ong – Chief Financial Officer

Moira Ong was appointed as our Chief Financial Officer on December 26, 2010. Ms. Ong has more than 18 years of experience in public company accounting and audit reporting. From 2010 through 2012, Ms. Ong was also the vice president of finance of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products. From 2005 until 2010, Ms. Ong was senior manager at a global accounting firm in charge of completion of financial statements for Canadian publicly listed companies. From 2003 to 2005 she served as financial consultant for a private financial planning company. Ms. Ong was a manager in the banking and securities group at a global accounting firm in New York from 2000 to 2003. Ms. Ong obtained her Chartered Professional Accountant designation in 1999 and her Chartered Financial Analyst designation in 2003.

Dr. Patrick Frankham – Director

Dr. Patrick Frankham was appointed as director of our company on July 24, 2014. Dr. Frankham has over 20 years of experience in the biopharmaceutical and services industries. Prior to joining Pivot Pharmaceuticals he was Executive Director, Healthcare Innovation, Boehringer-Ingelheim GmbH. He has also founded several multinational healthcare startup enterprises including healthcare information technology, services and pharmaceuticals companies. His professional experience includes public and private companies as well as multinational corporations. He has developed pharmaceutical products in several therapeutic areas and interacted with global regulatory authorities. Notable prior organizations where he held increasing leadership roles include, Phoenix International Life Sciences (MDS Pharma Services), Endoceutics Inc., AeternaZentaris, BioAxone Biosciences, & ICON Clinical Research. Dr Frankham obtained his PhD in molecular endocrinology (Université Laval, Canada), and holds an MBA in Finance (University of Liverpool, UK). We appointed Dr. Frankham to our board due to his background in the biopharmaceutical industry.

Dr. Wolfgang Renz – Director

Dr. Wolfgang Renz was appointed as a director of our company on February 5, 2015. Dr. Wolfgang Renz is president of international business at Physicians Interactive. Formerly, he served as corporate vice president of business model & healthcare innovation at Boehringer Ingelheim, one of the world's largest pharmaceutical companies. For over a decade, he has been involved in developing medicines and technology to help people lead healthier, more productive lives. At Boehringer Ingelheim, he led a team of specialists to find, test, and develop the disruptive technologies that will shape the way health care will be delivered in the future. In addition, he also serves as adjunct professor of surgery at McGill University's Faculty of Medicine in Montreal, Canada. Dr. Renz holds a medical degree and a Ph.D. from Freiburg University and is board certified in Germany in emergency medicine.

Family Relationships

There are no other family relationships between any of our directors, executive officers and proposed directors or executive officers.

Conflicts of Interest

Dr. Chaturvedi is a co-founder and serves as an interim chief executive officer of Oceanyx Pharmaceuticals, a company that is developing novel drugs indicated for the treatment of cancer, bone and neurodegenerative disorders. Dr. Chaturvedi currently also serves on the board of directors of various for-profit entities, including Oceanyx Pharmaceuticals, Cellanyx, Bach Pharma, and two non-profit organizations, PRADAN USA and FuelEd Schools. He also serves on the board of the Indian affiliate of IndUS Pharmaceuticals (Sindu Research Laboratories) and remains a consultant to Napo Pharmaceuticals and Jaguar Animal Health, which are focused on gastrointestinal products. He also serves on the advisory board of another non-profit entity (Springboard Enterprises) and serves as an Adjunct Professor of Medicine at Georgetown Medical School.

Dr. Renz is president of international business at Physicians Interactive and also serves as adjunct professor of surgery at McGill University's Faculty of Medicine in Montreal, Canada.

While we do not anticipate that these activities will compete with our business, Dr. Chaturvedi and Dr. Renz may have pre-existing fiduciary duties with one or more organizations and may not agree to present business opportunities or research data to us unless other entities have first declined to accept them or consented to their release. Accordingly, they may have a conflict of interest in determining to which entity a particular business opportunity should be presented.

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation's line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

Our company has a formal audit committee which was formed in May 2010, but currently does not have a financial expert. Our audit committee consists of Dr. Ahmad Doroudian and Dr. Patrick Frankham. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended January 31, 2016 and 2015 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2016 and 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Dr. Pravin Chaturvedi (1) President, Chief Executive Officer and Director	2016 2015	Nil N/A	Nil N/A	379,720 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	379,720 N/A
Moira Ong (2) Chief Financial Officer	2016 2015	Nil Nil	Nil Nil	191,356 3,976	Nil Nil	Nil Nil	Nil Nil	Nil Nil	191,356 3,976
Dr. Ahmad Doroudian (3) Chairman, Secretary and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Dr. Barbara-Jean Ann Bormann Kennedy (BJ Bormann) (4) Former President, Chief Executive Officer and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

________

(1)	Dr. Chaturvedi was appointed as our president, Chief Executive Officer and Director on November 20, 2015.

(2)	Ms. Ong was appointed as our Chief Financial Officer on December 26, 2010.

(3)

Dr. Doroudian was appointed as our President, Chief Executive Officer and Director on September 17, 2007 and as Chief Executive Officer and Secretary on March 30, 2011. He resigned as President, Chief Executive Officer and Secretary on August 30, 2011 and was re-appointed as president, Chief Executive Officer and secretary on July 24, 2014. Dr. Doroudian subsequently resigned as President and Chief Executive Officer on February 5, 2015 and was appointed as Chairman on that date. Currently Dr. Ahmad Doroudian acts as our company's Chairman, Secretary and Director.

(4)

Dr. Bormann was appointed as our President, Chief Executive Officer and Director on February 5, 2015. Dr. Bormann resigned as President and Chief Executive Officer on October 16, 2015 and as Director on November 16, 2015.

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

Stock Option Plan

Our company has stock option plan which was adopted and approved by our shareholders on December 30, 2015.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2016, 4,000,000 stock options with exercise price of $0.10 and maturity on December 14, 2020 were granted to two of our directors. Subsequent to year end, we granted 7,250,000 stock options with exercise price of $0.70 and maturity on February 22, 2021 to officers, directors and consultants.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Option Exercises

During our fiscal year ended January 31, 2016, there were no options exercised by our named officers.

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

Effective November 19, 2015, we entered into director services agreements with our directors, Dr. Wolfgang Renz and Dr. Patrick Frankham. Pursuant to the agreements each director shall provide director services to our company for a period of 24 months in consideration for 10,000,000 options to purchase our common stock to be granted as follows: 2,000,000 options on each of December 15, 2015, December 15, 2016, December 15, 2017, December 15, 2018 and December 15, 2019. Each agreement may be terminated by our company without notice for cause, or by any party with 30 days prior notice.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 29, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Dr. Ahmad Doroudian (2) 4172 Doncaster Way Vancouver BC V6S 1V9	21,659,501(3) Common Shares	25.62%
Dr. Pravin Chaturvedi (4) 27 Jenkins Road Andover, MA 01810	1,208,333 (5) Common Shares	1.43%
Moira Ong (6) 2392 Lawson Avenue West Vancouver, BC V7V 2E6	2,500,000 (7) Common Shares	2.96%
Dr. Patrick Frankham (8) 388 De La Vauvette Rosemere, QC, J7A 4J7	2,100,000 (9) Common Shares	2.48%
Dr. Wolfgang Renz (10) Am Hochgericht 31 Rheinfelden, Germany 79618	2,000,000 (11) Common Shares	2.37%
Directors and Officers as a Group(1)	29,467,834 Common Shares	34.85%
ClearTrust LLC, nominee for IndUS Pharmaceuticals Inc. shareholders	4,750,000 Common Shares	5.62%
Sierra Capital Limited 2nd floor, Marcopole Plaza Halifax Street St. Vincent, British West Indies	4,000,000 Common Shares	4.73%
Over 5% Shareholders as a Group	8,750,000 Common Shares	10.35%

_________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 29, 2016. As of April 29, 2016, there were 74,922,114 shares of our company's common stock issued and outstanding.

(2)

Dr. Ahmad Doroudian was appointed as our President, Chief Executive Officer and Director on September 17, 2007 and as Chief Executive Officer and Secretary on March 30, 2011. He resigned as President, Chief Executive Officer and Secretary on August 30, 2011 and was re-appointed as President, Chief Executive Officer and Secretary on July 24, 2014. Dr. Doroudian subsequently resigned as President and Chief Executive Officer on February 5, 2015 and was appointed as Chairman on that date. Currently Dr. Ahmad Doroudian acts as our company's Chairman, Secretary and Director.

60

(3)

Includes 20,259,501 shares owned by Dr. Doroudian, 200,000 shares owned by Khadija Zerouali, the spouse of Dr. Ahmad Doroudian, 200,000 shares owned by Kinwa Pharma International Company Ltd., a company over which Dr. Ahmad Doroudian and Ms. Zerouali have shared voting and investment power and 1,000,000 options to purchase shares at $0.70 for a period of five years from February 23, 2016.

(4)	Dr. Chaturvedi was appointed as our President, Chief Executive Officer and Director on November 20, 2015.

(5)	Includes 208,333 shares owned by Dr. Chaturvedi and 1,000,000 options to purchase shares at $0.70 for a period of five years from February 23, 2016.

(6)	Ms. Ong was appointed as our Chief Financial Officer on December 26, 2010.

(7)	Includes 2,000,000 shares owned by Ms. Ong and 500,000 options to purchase shares at $0.70 for a period of five years from February 23, 2016.

(8)	Dr. Patrick Frankham was appointed as Director of our company on July 24, 2014.

(9)

Includes 100,000 shares owned by Inflexion Point Healthcare, a company over which Dr. Frankham has shared voting and investment power with his spouse and 2,000,000 options to purchase shares at $0.10 for a period of five years from December 15, 2015.

(10)	Dr. Renz was appointed as a Director of our company on February 5, 2015.

(11)	Includes 2,000,000 options to purchase shares at $0.10 for a period of five years from December 15, 2015.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors, consisting of Dr. Ahmad Doroudian, Dr. Pravin Chaturvedi, Dr. Patrick Frankham and Dr. Wolfgang Renz. Dr. Patrick Frankham and Dr. Wolfgang Renz are independent directors.

Our audit committee consists of Dr. Ahmad Doroudian and Dr. Patrick Frankham.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2016 and for the fiscal year ended January 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2016 $	January 31, 2015 $
Audit Fees	17,500	16,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	17,500	16,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.2	"Company Act" Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)

3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014)

3.10	Notice of Alteration removing Pre-Existing Company Provisions (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)

Exhibit Number	Description

3.11	Articles (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)

3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)

3.13	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc.

(10)	Material Contracts

10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)

10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)

10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)

10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)

10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)

10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)

10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)

10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)

10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)

10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)

10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)

10.12	Director Services Agreement dated November 19, 2015 with Dr. Patrick Frankham (incorporated by reference to our Quarterly Report on Form 10 Q filed on December 15, 2015)

10.13	Director Services Agreement dated November 19, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Quarterly Report on Form 10 Q filed on December 15, 2015)

10.14	Consulting Services Agreement dated November 19, 2015 with Dr. Giora Davidai (incorporated by reference to our Quarterly Report on Form 10 Q filed on December 15, 2015)

10.15

Plan of Merger and Acquisition Agreement between our company and IndUS Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to our Current Report on Form 8 K filed on November 23, 2015 and our Current Report on Form 8 K/A filed on February 3, 2016)

10.16	Employment Agreement dated November 20, 2015 with Dr. Pravin Chaturvedi (incorporated by reference to our Quarterly Report on Form 10 Q filed on December 15, 2015)

10.17*	Employment Agreement dated February 1, 2016 with Dr. Ahmad Doroudian

10.18*	Employment Agreement dated February 1, 2016 with Moira Ong

10.19*	Consulting Services Agreement dated February 1, 2016 with Soho Capital Inc.

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

Exhibit Number	Description

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

99	Additional Exhibits

99.1	Audit Committee Charter

99.2	Stock Option Plan

101*	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: April 29, 2016	By:	/s/ Pravin Chaturvedi
Dr. Pravin Chaturvedi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 29, 2016	By:	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 2016	By	/s/ Pravin Chaturvedi
Dr. Pravin Chaturvedi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 29, 2016	By:	/s/ Ahmad Doroudian
Dr. Ahmad Doroudian
Chairman, Secretary and Director

Dated: April 29, 2016	By:	/s/ Patrick Frankham
Dr. Patrick Frankham
Director

Dated: April 29, 2016	By:	/s/ Wolfgang Renz
Dr. Wolfgang Renz
Director

