Form 10-K/A
period 2016-01-31
Pivot Pharmaceuticals Inc.
filed 2016-06-07
CIK 1464165

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/ A or any amendment to this Form 10-K/A.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, which was filed with the Securities and Exchange Commission on April 29, 2016 (the "Original Filing").

This Form 10-K/A is being filed to:

(a)	Amend the consolidated financial statements for the year ended January 31, 2016 to reflect foreign exchange on stock options granted during the year;

(b)	Amend results disclosed in the Form 10-K/A for the above noted changes to the consolidated financial statements.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on April 29, 2016.

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

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2016, we have not earned any revenues and had a deficit of $14,319,546 . We anticipate that we will incur increased expenses without realizing sufficient revenues (if any) to offset those expenses and we therefore expect to incur significant losses for the foreseeable future. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our auditor has indicated in our financial statements that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

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

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. We experienced a net loss of $10,307,065 for the year ended January 31, 2016, compared to a net loss of $1,129,004 for the year ended January 31, 2015. We expect to incur substantial and increasing losses for the foreseeable future as we develop, seek regulatory approval for and commercialize our product candidates and pursue our other research and development activities. If our products are not successful in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize our products. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

Results of Operations

For the Years Ending January 31, 2016 and 2015

	Year Ended January 31,
	2016		2015
Revenue	$	Nil	$	Nil
Operating expenses		$10,321,490		$117,484
Accretion of discounts on convertible debentures	$	Nil		$8,723
Financing costs	$	Nil		$152,754
Gain on change in fair value derivative		$(14,425)		$(188,701)
Loss on settlement and conversions of debentures	$	Nil		$973,856
Interest expense	$	Nil		$64,888
Net income (loss)	$	( 10,307, 065)		$(1,129,004)

Expenses

Our operating expenses for our years ended January 31, 2016 and 2015 are outlined in the table below:

	Year Ended January 31,
	2016		2015
Depreciation and amortization		$322		$409
Consulting	$	Nil	$	Nil
Foreign exchange loss		$13,911		$52,930
General and administrative		$961,746		$30,607
Management fees		$2,268,297		$2,694
Professional fees		$340,220		$30,844
Research and development	$	Nil	$	Nil
Stock-based compensation		$6,736,994	$	Nil

Operating expenses for year ended January 31, 2016 increased by $10,204,006 as compared to the comparative period in 2015 due to increased general and administrative activities such as investor relations and promotions. Professional fees increased primarily due to our acquisition of IndUS. Management fees and stock-based compensation increased as a result of 2,708,333 common stock issued for services and 6,200,000 options to purchase our common stock granted.

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

As mentioned in Note 12, the accompanying consolidated financial statements have been restated for the correction of an error relating to the Company's understatement of stock-based compensation expenses for the year ended January 31, 2016.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 29, 2016, except for Notes 8, 10, 11 and 12, as to which the date is June 7, 2016

PIVOT PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	January 31, 2016 $	January 31, 2015 $
	(Restated)

Assets
Current assets
Cash	71,639	839
Prepaids and other current assets	31,576	99
Total current assets	103,215	938

Security deposit	2,900	-
Property and equipment, net (Note 4)	-	327
Total assets	106,115	1,265

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	397,482	41,134
Due to related parties (Note 9)	37,622	-
Derivative liabilities (Note 5)	-	14,656
Total liabilities	435,104	55,790

Stockholders' Deficit

Common stock: Unlimited shares authorized, without par value, 74,722,100 and 65,863,766 shares issued and outstanding, respectively (Note 6)	7,054,499	3,470,818

Common stock issuable (Note 6)	16,206	–

Additional paid-in capital	6,174,601	262,278

Accumulated other comprehensive income	745,251	224,860

Accumulated deficit	(14,319,546)	(4,012,481)

Total stockholders' deficit	(328,989)	(54,525)

Total liabilities and stockholders' deficit	106,115	1,265

Nature of operations and continuance of business (Note 1)

Subsequent events (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Year Ended January 31, 2016 $	Year Ended January 31, 2015 $
	(Restated)

Revenue	-	-

Expenses
Depreciation and amortization	322	409
Foreign exchange loss	13,911	52,930
General and administrative	961,746	30,607
Management fees	2,268,297	2,694
Professional fees	340,220	30,844
Stock-based compensation	6,736,994	-
Total expenses	10,321,490	117,484

Loss from operations	(10,321,490)	(117,484)

Other (expenses) income

Accretion of discount on convertible debentures	-	(8,723)
Financing costs	-	(152,754)
Gain on change in fair value of derivative liabilities	14,425	188,701
Loss on settlement and conversions of debentures	-	(973,856)
Interest expense	-	(64,888)

Total other income (expenses)	14,425	(1,011,520)

Net loss	(10,307,065)	(1,129,004)

Other comprehensive income
Foreign currency translation adjustment	520,391	153,950

Net comprehensive loss	(9,786,674)	(975,054)

Net loss per share, basic	(0.13)	(0.10)

Net loss per share, diluted	(0.13)	(0.10)

Weighted average shares outstanding - basic	77,718,219	11,599,995

Weighted average shares outstanding - diluted	77,718,219	11,599,995

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock		Common Stock	Additional Paid-In	Foreign Currency Translation
	Shares #	Amount $	Issuable $	Capital $	Adjustment $	Deficit $	Total $

Balance – January 31, 2014	10,076,707	1,656,334	224,685	259,540	70,910	(2,883,477)	(672,008)
Contributed capital	–	–	–	2,738	–	–	2,738
Common stock issued for termination fees	1,000,000	224,685	(224,685)	–	–	–	–
Common stock issued on default of loans	2,750,000	152,613	–	–	–	–	152,613
Common stock issued on settlement and conversion of debentures	35,524,538	610,109	–	–	–	–	610,109
Common stock issued to settle amounts due to related party	16,512,521	827,077	–	–	–	–	827,077
Net loss	–	–	–	–	153,950	(1,129,004)	(975,054)

Balance – January 31, 2015	65,863,766	3,470,818	–	262,278	224,860	(4,012,481)	(54,525)
Common stock issued for services	2,708,333	3,296,726	16,206	–	–	–	3,312,932
Common stock issued in asset acquisition (Note 2)	4,750,000	46,723	–	–	–	–	46,723
Common stock issued for cash	1,400,000	240,232	–	–	–	–	240,232
Stock-based compensation (Restated)	–	–	–	5,912,323	–	–	5,912,323
Net loss (Restated)	–	–	–	–	520,391	(10,307,065)	(9,786,674)

Balance – January 31, 2016 (Restated)	74,722,100	7,054,499	16,206	6,174,601	745,251	(14,319,546)	(328,989)

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended January 31, 2016 $	Year Ended January 31, 2015 $
	(Restated)

Operating activities

Net loss	(10,307,065)	(1,129,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	-	10,745
Common stock issued for services	3,340,821	-
Common stock issued for loan defaults	-	152,754
Compensation expense recognized in asset acquisition	349,158	-
Depreciation and amortization	322	409
Fair value of stock options vested	6,387,837	-
Gain on change in fair value of derivative liabilities	(14,425)	(188,701)
Loss on settlement and conversions of debentures	-	973,856
Services contributed by related party	-	2,738
Changes in operating assets and liabilities:		-
Prepaids and other current assets	(15,939)	4,716
Accounts payable and accrued liabilities	95,349	88,771
Due to related parties	-	36,459

Net cash used in operating activities	(163,942)	(47,257)

Financing activities
Proceeds from issuance of common stock	240,232	-
Proceeds from issuance of convertible debentures	-	10,863
Proceeds from related party loans	-	36,458

Net cash provided by financing activities	240,232	47,321

Effects of exchange rate changes on cash	(5,490)	(160)

Increase (decrease) in cash	70,800	(96)

Cash – beginning of period	839	935

Cash – end of period	71,639	839

Supplemental disclosures:
Interest paid	-	246
Income tax paid	-	-

Non-cash activities:
Common stock issued for settlement and conversions of debentures	-	697,868
Common stock issued for settlement of amounts due to related party	-	887,390
Common stock issued in asset acquisition	46,723	-

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2016, the Company has not earned any revenue, has a working capital deficit of $331,899 and an accumulated deficit of $14,319,546. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

$125 ,319 of stock-based compensation have yet to be recognized and will be recognized in future periods.

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

	2016 $	2015 $

Net loss before taxes	10,307,065	1,129,004
Statutory rate	26.0%	26.0%

Expected tax recovery	2,679,837	293,541
Lower effective tax rate on losses in U.S. jurisdiction	(22)	–
Permanent differences and other	(1,657,428)	46,688
Expenses deductible for tax purposes	44	48
Current period losses not recognized	(1,022,431)	(340,277)

Income tax provision	–	–

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

(b)

On February 23, 2016, the Company granted 7,250,000 options to purchase the Company's common stock to officers, directors and consultants at an exercise price of $0.70 per share with a maturity date of February 22, 2021. The stock options vest as follows: 1,812,500 immediately, 1,812,500 on May 23, 2016, 1,812,500 on August 23, 2016 and 1,812,500 on November 23, 2016.

(c)	On each of February 29, 2016 , March 31, 2016, May 2, 2016 and May 31, 2016, 25,000 shares of common stock were issued to the Company's CEO as compensation.

(d)

On May 3, 2016, the Company granted 29,000 options to purchase the Company's common stock to a consultant at an exercise price of $0.34 per share with a maturity date of May 2, 2021. The stock options vest as follows: 26,000 immediately, 1,000 on November 2, 2016, 1,000 on May 2, 2017 and 1,000 on November 2, 2017.

12.	Restatement

The Company has restated the 2016 financial statements as originally presented in its 10K filed on April 29, 2016. The changes and explanation of such are as follows:

Consolidated balance sheet as of January 31, 2016:

	Originally Reported $	Restatement Adjustment $	As Restated $
Additional paid-in capital	4,574,647	1,599,954	6,174,601
Accumulated other comprehensive income	616,571	128,680	745,251
Accumulated deficit	(12,590,912)	(1,728,634)	(14,319,546)

Consolidated statement of operations for the year ended January 31, 2016:

	Originally Reported $	Restatement Adjustment $	As Restated $
Stock-based compensation	5,008,360	1,728,634	6,736,994
Total expenses	8,592,856	1,728,634	10,321,490
Net loss	(8,578,431)	(1,728,634)	(10,307,065)
Foreign currency translation adjustment	336,120	184,271	520,391
Net comprehensive loss	(8,242,311)	(1,544,363)	(9,786,674)

The adjustments above reflect restatement due to additional stock-based compensation of $1,728,634 being recognized on the 6,200,000 stock options granted during the year, together with the effects of translating the additional expense into the Company's presentation currency.

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

62

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

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: June 7 , 2016	By:	/s/ Pravin Chaturvedi
Dr. Pravin Chaturvedi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 7, 2016	By:	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 7 , 2016	By	/s/ Pravin Chaturvedi
Dr. Pravin Chaturvedi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 7 , 2016	By:	/s/ Ahmad Doroudian
Dr. Ahmad Doroudian
Chairman, Secretary and Director

Dated: June 7 , 2016	By:	/s/ Patrick Frankham
Dr. Patrick Frankham
Director

Dated: June 7 , 2016	By:	/s/ Wolfgang Renz
Dr. Wolfgang Renz
Director

