Form 10-Q
period 2016-04-30
Pivot Pharmaceuticals Inc.
filed 2016-06-14
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

74,972,114 common shares issued and outstanding as of June 14, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three months ended April 30, 2016 form part of this quarterly report. All currency references in this report are to U.S. dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended April 30, 2016 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Consolidated Financial Statements

(Expressed in U.S. dollars)

Period ended April 30, 2016 (unaudited) and January 31, 2016

PIVOT PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	April 30, 2016 $	January 31, 2016 $
	(unaudited)
Assets

Current assets

Cash	29,436	71,639
Prepaid and other current assets	22,577	31,576

Total current assets	52,013	103,215
Security deposit	2,900	2,900
Total assets	54,913	106,115

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	551,252	397,482
Due to related parties (Note 6)	12,542	37,622
Total liabilities	563,794	435,104

Stockholders' Deficit
Common stock: Unlimited shares authorized, without par value, 74,872,100 and 74,722,100 shares issued and outstanding, respectively	7,151,248	7,054,499
Common stock issuable (Note 4)	26,164	16,206
Additional paid-in capital	9,406,343	6,174,601
Accumulated other comprehensive income	558,722	745,251
Accumulated deficit	(17,651,358)	(14,319,546)
Total stockholders' deficit	(508,881)	(328,989)
Total liabilities and stockholders' deficit	54,913	106,115

Nature of operations and continuance of business (Note 1)

Subsequent events (Note 7)

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Three Months Ended April 30, 2016 $	Three Months Ended April 30, 2015 $
	(unaudited)	(unaudited)

Revenue	–	–

Expenses

Depreciation and amortization	–	91
Foreign exchange (gain) loss	14,230	1,147
General and administrative	156,941	274,763
Management fees (Note 6)	111,205	672,208
Professional fees	19,148	209,285
Stock-based compensation	3,030,288	–
Total expenses	3,331,812	1,157,494

Loss from operations	(3,331,812)	(1,157,494)
Other (expenses) income
Loss on change in fair value of derivative liabilities	–	(8,791)
Total other expenses	–	(8,791)
Net loss	(3,331,812)	(1,166,285)
Other comprehensive income
Foreign currency translation adjustment	(186,529)	78,607
Net comprehensive loss	(3,518,341)	(1,087,678)

Net loss per share, basic	(0.04)	(0.02)

Net loss per share, diluted	(0.04)	(0.02)

Weighted average shares outstanding - basic	74,836,659	72,649,160

Weighted average shares outstanding - diluted	74,836,659	72,649,160

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Three Months Ended April 30, 2016 $	Three Months Ended April 30, 2015 $
	(unaudited)	(unaudited)

Operating activities

Net loss	(3,331,812)	(1,166,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	91
Fair value of stock options vested	3,030,288	–
Loss on change in fair value of derivative liabilities	–	8,791
Stock issued for services	109,393	1,134,772
Changes in operating assets and liabilities:
Prepaids and other current assets	3,306	(647)
Accounts payable and accrued liabilities	109,500	9,621
Due to related parties	–	753

Net cash used in operating activities	(79,325)	(12,904)

Financing activities
Proceeds from stock to be issued	–	40,000

Net cash provided by financing activities	–	40,000

Effects of exchange rate changes on cash	37,122	106

(Decrease) increase in cash	(42,203)	27,202

Cash – beginning of period	71,639	839

Cash – end of period	29,436	28,041

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Period ended April 30, 2016 (unaudited)

(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Pivot Pharmaceuticals Inc. (the "Company") was incorporated in British Columbia under the Business Corporations Act on June 10, 2002. On April 7, 2015, the Company changed its name from Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. The Company is in the business of developing and commercializing therapeutic pharmaceutical products, focused on the strategy of identifying new therapeutic treatments to address unmet medical needs in women's health.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2016, the Company has not earned any revenue, has a working capital deficit of $511,781 and an accumulated deficit of $17,651,358. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods shown. The consolidated results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Period ended April 30, 2016 (unaudited)

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(d)	Basis of Consolidation

The consolidated financial statements incorporate the financial statements of the Company and entities controlled by the Company. Control is achieved where the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The consolidating entities include:

	% of ownership	Jurisdiction

Pivot Pharmaceuticals Inc.	Parent	Canada
IndUS Pharmaceuticals, Inc.	100%	USA

(e)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2016, the Company has 5,689,250 (January 31, 2016 – 1,700,750) potentially dilutive shares.

(f)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. Property and Equipment

	Cost $	Accumulated amortization $	April 30, 2016 Net carrying value $ (unaudited)	January 31, 2016 Net carrying value $

Office furniture and equipment	1,628	1,628	–	–

Depreciation expense included as a charge to income was $nil and $91 for the three months ended April 30, 2016 and 2015, respectively.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Period ended April 30, 2016 (unaudited)

(Expressed in U.S. dollars)

4. Common Stock

(a)

On February 10, 2016, the Company issued 100,000 shares of common stock to service providers for services provided valued at $68,000. The value of the common stock was based on the market price of the stock on the date of issuance.

(b)

On February 29, 2016 and March 31, 2016, the Company issued 25,000 and 25,000 shares of common stock, respectively, to the Company's CEO as compensation valued at $15,000 and $13,750, respectively. The value of the common stock was based on the market price of the stock on the date of issuance. On April 30, 2016, 25,000 shares of common stock were issuable to the Company's CEO as compensation and valued at $7,500.

(c)	On April 30, 2016, common stock with a fair value of $18,664 was issuable to a member of the Company's Scientific Advisory Board.

5. Stock Options

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

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2015	80,000	0.05	–	–
Granted	6,200,000	0.10	4.6	4,930,000
Expired	(80,000)	(0.05)	–	–

Outstanding, January 31, 2016	6,200,000	0.10	4.6	4,930,000
Granted	7,250,000	0.70	4.8	–
Outstanding, April 30, 2016	13,450,000	0.43	4.7	4,930,000

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

200,000 options expiring on November 30, 2020	433%	1.63%	0%	5.0
6,000,000 options expiring on December 14, 2020	429%	1.71%	0%	5.0
7,250,000 options expiring on February 22, 2021	427%	1.23%	0%	5.0

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Period ended April 30, 2016 (unaudited)

(Expressed in U.S. dollars)

5. Stock Options (continued)

Additional information regarding stock options as of April 30, 2016, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date

200,000	50,000	0.25	November 30, 2020
6,000,000	6,000,000	0.10	December 14, 2020
7,250,000	1,812,500	0.70	February 22, 2021
13,450,000	7,862,500

$2,276,742 of stock-based compensation have yet to be recognized and will be recognized in future periods.

6. Related Party Transactions

As at April 30, 2016, the Company owed $890 (January 31, 2016 - $800) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

As at April 30, 2016, the Company owed $20,236 (January 31, 2016 – Receivable of $866) to the Company's Chief Executive Officer.

As at April 30, 2016, the Company owed $12,542 (January 31, 2016 - $37,622) to related parties related to stock options to be granted pursuant to the Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 between the Company and IndUS (Note 2).

On April 15, 2015, the Company issued 2,000,000 shares of common stock to an officer for services provided. This $191,356 of compensation expense has been included in professional fees.

7. Subsequent Events

On May 2, 2016, the Company issued 25,000 shares of common stock to its CEO as compensation, which shares were issuable as at April 30, 2016 (Note 4(b)). On May 31, 2016, the Company issued 25,000 shares of common stock to its CEO as compensation.

On May 3, 2016, the Company granted 29,000 options to purchase the Company's common stock to a consultant at an exercise price of $0.34 per share with a maturity date of May 2, 2021. The stock option vests as follows: 26,000 immediately, 1,000 on November 2, 2016, 1,000 on May 2, 2017 and 1,000 on November 2, 2017.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in U.S. Dollars (US$) and all references to "common shares" refer to the common shares in our capital stock.

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

Our Research and Development Strategy

Our management team has implemented a business-minded and cost-conscious approach to product research and development by focusing on development of novel therapies to address unmet needs in women's health. Our research and development strategy will develop novel delivery options for new and/or existing drugs to address needs in women's health as well as advance some of its patented and proprietary novel anticancer drugs in gynecological and/or breast cancers through its recent acquisition of IndUS.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2016, which are included herein.

Our operating results for the three months ended April 30, 2016 and 2015 are summarized as follows:

	Three Months Ended
	April 30,
	2016		2015

Revenue	$	nil	$	nil
Depreciation	$	nil		$91
Foreign exchange loss		$14,230		$1,147
General and administrative		$156,941		$274,763
Management fees		$111,205		$672,208
Professional fees		$19,148		$209,285
Stock-based compensation		$3,030,288	$	nil
Total Other Expenses	$	nil		$8,791
Net Income (Loss)		$(3,331,812)		$(1,166,285)

For the three months ended April 30, 2016, our net loss increased by $2,165,527 as compared to the three months ended April 30, 2015. Our net loss increased primarily due to the vesting of stock options granted offset by a reduction in general and administrative expense, management fees and professional fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30	January 31,
	2016	2016
Current Assets	$52,013	$103,215
Current Liabilities	$563,794	$435,104
Working Capital (Deficit)	$(511,781)	$(331,889)

Our total current assets as of April 30, 2016 were $52,013 as compared to total current assets of $103,215 as of January 31, 2016. The decrease was primarily due to decrease in cash from working capital. Our total current liabilities as of April 30, 2016 were $563,794 as compared to total current liabilities of $435,104 as of January 31, 2016. The increase in current liabilities was attributed to the accrual of management fees during the three months ended April 30, 2016 pursuant to management agreements.

Cash Flows

	Three Months Ended
	April 30,
	2016		2015
Net Cash Provided By (Used In) Operating Activities		$(79,325)	$(12,904)
Net Cash Provided By Financing Activities	$	nil	$40,000
Effects of Exchange Rate Changes on Cash		$37,122	$106
Increase (Decrease) in Cash During the Period		$(42,203)	$27,202

Operating Activities

During the three months ended April 30, 2016, our cash used by operating activities increased by $66,421 when compared to cash used in operating activities during the three months ended April 30, 2015. The increase in cash used for operating activities was as a result of payments made for past services provided, including audit and legal fees and transfer agent costs.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2016 and 2015.

Financing Activities

During the three months ended April 30, 2016, we received $nil (2015 - $40,000) in cash from financing activities.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Description	($)
Research and Development Costs:
Studies and manufacture of active product ingredient	5,125,000
IND filing	1,000,000
R&D headcount	1,250,000
Sales and Marketing Costs:
Entertainment and promotion	24,000
Investor relations	60,000
Literature	11,600
Travel	60,000
Operating Expenses:
Director fees	160,000
Insurance	40,000
Office	21,200
Office and laboratory lease	30,000
Professional fees	143,000
Public company expenses	52,500
Salaries and benefits	898,523
Telephone and internet	6,000
Vehicles and transportation	6,000
Total:	8,887,823

Based on our planned expenditures, we will require additional funds of approximately $8.9 million to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Inflation

The amounts presented in the consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our consolidated financial statements.

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

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

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

Item 1A. Risk Factors

As a "small reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	"Company Act" Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Current Report on Form 8-K filed on June 4, 2014)
3.10	Form 11 Notice of Alteration (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc.
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)

10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.12	Director Services Agreement dated November 19, 2015 with Dr. Patrick Frankham (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2015)
10.13	Director Services Agreement dated November 19, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2015)
10.14	Consulting Services Agreement dated November 19, 2015 with Dr. Giora Davidai (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2015)
10.15

Plan of Merger and Acquisition Agreement between our company and IndUS Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to our Current Report on Form 8 K filed on November 23, 2015 and our Current Report on Form 8-K/A filed on February 3, 2016)

10.16	Employment Agreement dated November 20, 2015 with Dr. Pravin Chaturvedi (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2015)
10.17	Employment Agreement dated February 1, 2016 with Dr. Ahmad Doroudian
10.18	Employment Agreement dated February 1, 2016 with Moira Ong
10.19	Consulting Services Agreement dated February 1, 2016 with Soho Capital Inc.
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99	Additional Exhibits
99.1	Audit Committee Charter
99.2	Stock Option Plan
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 _________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: June 14, 2016	By:	/s/ Pravin Chaturvedi
Dr. Pravin Chaturvedi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 14, 2016	By:	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

