Form 10-Q
period 2016-07-31
Pivot Pharmaceuticals Inc.
filed 2016-09-12
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

75,622,100 common shares issued and outstanding as of September 12, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the period ended July 31, 2016 form part of this quarterly report. All currency references in this report are to U.S. dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended July 31, 2016 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Consolidated Financial Statements

(Expressed in U.S. dollars)

Period ended July 31, 2016 (unaudited) and January 31, 2016

PIVOT PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	July 31, 2016 $	January 31, 2016 $
	(unaudited)

Assets

Current assets

Cash	3,050	71,639
Prepaid and other current assets	11,690	31,576
Total current assets	14,740	103,215

Security deposit	2,900	2,900
Total assets	17,640	106,115

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities	682,806	397,482
Due to related parties (Note 6)	39,274	37,622
Total liabilities	722,080	435,104

Stockholders’ Deficit

Common stock: Unlimited shares authorized, without par value, 75,572,100 and 74,722,100 shares issued and outstanding, respectively	7,317,873	7,054,499

Common stock issuable (Note 4)	4,378	16,206

Additional paid-in capital	10,208,982	6,174,601

Accumulated other comprehensive income	595,085	745,251

Accumulated deficit	(18,830,758)	(14,319,546)

Total stockholders’ deficit	(704,440)	(328,989)

Total liabilities and stockholders’ deficit	17,640	106,115

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Three Months Ended July 31, 2016 $	Three Months Ended July 31, 2015 $	Six Months Ended July 31, 2016 $	Six Months Ended July 31, 2015 $
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	–	–	–	–

Expenses

Depreciation and amortization	–	92	–	183
Foreign exchange loss	63,129	3,219	77,359	4,366
General and administrative	72	600,006	974,421	874,769
Management fees (Note 6)	1,122,368	1,743,010	3,368,947	2,415,218
Professional fees	(6,171)	18,384	90,483	227,669

Total expenses	1,179,398	2,364,711	4,511,210	3,522,205

Loss from operations	(1,179,398)	(2,364,711)	(4,511,210)	(3,522,205)

Other (expenses) income

Gain on change in fair value of derivative liabilities	–	6,167	–	14,958

Total other income	–	6,167	–	14,958

Net loss	(1,179,398)	(2,358,544)	(4,511,210)	(3,507,247)

Other comprehensive income

Foreign currency translation adjustment	(36,363)	(325,139)	150,166	(403,746)

Net comprehensive loss	(1,215,761)	(2,683,683)	(4,361,044)	(3,910,996)

Net loss per share, basic and diluted	(0.02)	(0.03)	(0.06)	(0.05)

Weighted average shares outstanding – basic and diluted	75,179,627	78,850,723	75,010,761	75,801,336

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Six Months Ended July 31, 2016 $	Six Months Ended July 31, 2015 $
	(unaudited)	(unaudited)

Operating activities

Net loss	(4,511,210)	(3,507,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	183
Fair value of stock options vested	3,858,395	–
Loss on change in fair value of derivative liabilities	–	(14,958)
Stock issued for services	252,598	3,456,669
Changes in operating assets and liabilities:
Prepaids and other current assets	13,686	(989)
Accounts payable and accrued liabilities	271,953	20,133
Due to related parties	–	11,463

Net cash used in operating activities	(114,578)	(34,746)

Financing activities
Proceeds from stock to be issued	–	240,000
Proceeds from related party advances	33,000	–

Net cash provided by financing activities	33,000	240,000

Effects of exchange rate changes on cash	12,989	1,403

(Decrease) increase in cash	(68,589)	206,657

Cash – beginning of period	71,639	839

Cash – end of period	3,050	207,496

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Period ended July 31, 2016 (unaudited)

(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Pivot Pharmaceuticals Inc. (the “Company”) was incorporated in British Columbia under the Business Corporations Act on June 10, 2002. On April 7, 2015, the Company changed its name from Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. The Company is in the business of developing and commercializing therapeutic pharmaceutical products, focused on the strategy of identifying new therapeutic treatments to address unmet medical needs in women’s health.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2016, the Company has not earned any revenue, has a working capital deficit of $707,340 and an accumulated deficit of $18,830,758. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods shown. The consolidated results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Period ended July 31, 2016 (unaudited)

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

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2016 and 2015, the Company had 3,970,000 and zero potentially dilutive shares, respectively.

(f)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3.	Property and Equipment

	Cost $	Accumulated amortization $	July 31, 2016 Net carrying value $ (unaudited)	January 31, 2016 Net carrying value $

Office furniture and equipment	1,628	1,628	–	–

Depreciation expense included as a charge to income was $nil and $183 for the six months ended July 31, 2016 and 2015, respectively.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Period ended July 31, 2016 (unaudited)

(Expressed in U.S. dollars)

4.	Common Stock

(a)	On February 10, 2016, the Company issued 100,000 shares of common stock to service providers for services provided valued at $68,000. The value of the common stock was based on the market price of the stock on the date of issuance.

(b)	On February 29, 2016, March 31, 2016, May 2, 2016, May 31, 2016 and June 28, 2016, the Company issued 25,000 shares of common stock on each of these dates to the Company’s CEO as monthly compensation valued at $15,000, $13,750, $7,500, $6,000, and $4,875, respectively. The value of the common stock was based on the market price of the stock on the date of issuance. On July 31, 2016, 25,000 shares of common stock were issuable to the Company’s CEO as compensation and valued at $3,750.

(c)	In June 2016, 600,000 shares of common stock were issued to service providers and valued at $144,500 based on the market price of the stock on the dates of issuances.

(d)	On July 31, 2016, 25,000 shares of common stock, valued at $3,750, previously held in escrow were released to a member of the Company’s Scientific Advisory Board (“SAB member”). The value of the common stock was based on the market price of the stock on the date of issuance. On July 31, 2016, common stock with a fair value of $628 remains issuable to this SAB member.

5.	Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2015	80,000	0.05	–	–
Granted	6,200,000	0.10	4.4	4,930,000
Expired	(80,000)	(0.05)	–	–

Outstanding, January 31, 2016	6,200,000	0.10	4.4	4,930,000
Granted	7,279,000	0.70	4.6	–
Forfeited	(2,000,000)	(0.10)	–	–

Outstanding, July 31, 2016	11,479,000	0.48	4.5	200,000

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Period ended July 31, 2016 (unaudited)

(Expressed in U.S. dollars)

5.	Stock Options (continued)

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
200,000 options expiring on November 30, 2020	387%	1.03%	0%	4.3
7,250,000 options expiring on February 22, 2021	433%	1.03%	0%	4.6
29,000 options expiring on May 2, 2021	433%	1.03%	0%	4.8

Additional information regarding stock options as of July 31, 2016, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date

200,000	100,000	0.25	November 30, 2020
4,000,000	4,000,000	0.10	December 14, 2020
7,250,000	3,625,000	0.70	February 22, 2021
29,000	26,000	0.34	May 2, 2021
11,479,000	7,751,000

$556,211 of stock-based compensation have yet to be recognized and will be recognized in future periods.

6.	Related Party Transactions

As at July 31, 2016, the Company owed $857 (January 31, 2016 - $800) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

As at July 31, 2016, the Company owed $33,297 (January 31, 2016 – Receivable of $866) to the Company’s Chief Executive Officer.

As at July 31, 2016, the Company owed $6,274 (January 31, 2016 - $37,622) to related parties related to stock options to be granted pursuant to the Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 between the Company and IndUS (Note 2).

On April 15, 2015, the Company issued 2,000,000 shares of common stock to an officer for services provided. This $191,356 of compensation expense has been included in professional fees.

7.	Subsequent Events

On August 2, 2016, the Company issued 25,000 shares of common stock to its CEO as compensation, which shares were issuable as at July 31, 2016 (Note 4(b)). On August 30, 2016, the Company issued 25,000 shares of common stock to its CEO as compensation.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in U.S. Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

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

On November 20, 2015, we completed the acquisition of IndUS Pharmaceuticals, Inc. (“IndUS”), a Delaware corporation, pursuant to an Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 among our company, Pivot Pharma U.S. Inc., our wholly owned subsidiary, IndUS and Sindu Research Laboratories Pvt Ltd. As consideration for the purchase, we issued 4,512,500 shares of common stock on November 23, 2015 and 237,500 shares of common stock on December 4, 2015. We will also be granting 41,833 stock options pursuant to the Agreement and Plan of Merger. As part of the acquisition, we appointed Dr. Pravin Chaturvedi as our new Chief Executive Officer and Director.

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

Our Current Business

We are a development stage biopharmaceutical company engaged in the development and commercialization of therapeutic pharmaceutical products, focused on the strategy of identifying new therapeutic treatments to address unmet medical needs in women’s health including but not limited to urological and/or gynecological disturbances; and advancing novel anticancer drug candidates to provide new treatment options for metastatic cancers in women that do not have adequate treatment options or have poor response to existing treatment options due to inherent or acquired mutations. Our research and development activities are focused on i) advancing novel drug candidates for the treatment of women’s cancers including, but not limited to metastatic endometrial cancer and triple-negative breast cancer, which have limited treatment options; and ii) leveraging novel drug delivery treatment options to allow ‘targeted’ delivery of drugs to address women’s health needs in urological and/or gynecological indications, and iii) opportunistically in-licensing later-stage drug candidates to augment our drug pipeline. Where appropriate, we intend to depart from these strategies to opportunistically acquire additional novel treatment options to address unmet or under-served medical needs in women’s health.

Our business model currently includes the following activities:

•	identifying novel drug delivery technologies that will allow targeted drug delivery for drugs;
•	securing and developing intellectual property rights to such products;
•	conducting appropriate laboratory tests and clinical trials;
•	advancing novel drug candidates to treat women’s cancers from our acquisition of IndUS to support Investigational New Drug application to allow first-in-human trials;
•	opportunistically acquiring later-stage drug candidates that provide new treatment options to address unmet medical needs in women’s health in cancer and lower urinary tract symptoms; and
•	establishing partnerships with large and specialty pharmaceutical companies and/or biotechnology companies to collaboratively develop and/or commercialize our products.

One of our areas of focus includes developing therapeutic applications for existing drugs using novel delivery technologies for the treatment of diseases and conditions specific to cancer and/or urological disturbances in women. The diseases and conditions that are the subject of our research and development program include addressing resistant cancers affecting women’s health and developing new treatment options using novel drugs and/or novel delivery approaches to address oncological and urological conditions such as various gynecological and breast cancers as well as lower urinary tract symptoms such as overactive bladder. Our current pipeline addresses the therapeutic areas of cancer and lower urinary tract symptoms (LUTS):

•	Metastatic endometrial cancer (PVT-005)
•	Triple-negative breast cancer (PVT-006)
•	Lower urinary tract symptoms including filling and voiding issues (PVT-002)

PVT-005 and PVT-006 are novel and patented anticancer small molecule drug candidates acquired through the acquisition of IndUS. These molecules are novel DNA damage response inhibitors and belong to the chemical class of pyrrolobenzodiazepine dimers (PBDs). These molecules have shown preclinical activity in cancers that have mutations in their tumor suppression and/or DNA repair abilities and have shown ‘synthetic lethality’ when dosed as monotherapy in such resistant cancers and/or in combination with standard-of-care drugs that are used in chemotherapeutic regimens for such patients. PVT-005 and PVT-006 have shown excellent activity in tumor cells that have genetic or epigenetic mutations in DNA mismatch repair (mlh1, MSH2), tumor suppression functions (p53, PTEN) and/or homologous recombination (HR) functions. They have shown significant synergies with platinum-based drugs such as cisplatin, and other drugs like topoisomerase II and I inhibitors (doxorubicin and camptothecin, respectively) and receptor tyrosine kinase (RTK) inhibitors – all or some of which are part of standard-of-care chemotherapeutic regimens to treat ovarian, breast, colorectal, non-small cell lung and other cancers that affect women’s health.

Our research and development strategy is focused on developing novel treatment options to address various unmet medical needs in women’s health, including but not limited to 1) urological and gynecological disturbances such as lower urinary tract symptoms; and 2) addressing unmet or under-served medical needs in women’s cancers such as metastatic endometrial or triple-negative breast cancer that have inherent or acquired mutations rendering them resistant to existing treatment options and represent orphan drug designation opportunities.

Our Research and Development Strategy

Our management team has implemented a business-minded and cost-conscious approach to product research and development by focusing on development of novel therapies to address unmet needs in women’s health. Our research and development strategy will develop novel delivery options for new and/or existing drugs to address needs in women’s health as well as advance some of its patented and proprietary novel anticancer drugs in gynecological and/or breast cancers through its recent acquisition of IndUS.

In order for a drug to be successful, it must be both efficacious and acceptably safe. Before a drug may be commercially marketed, it must be scrutinized and approved by applicable health authorities (such as the Food and Drug Administration (“FDA”) in the United States) in each country or jurisdiction where it is sought to be sold. In pharmaceutical research and development, clinical trials are conducted to allow safety and efficacy data to be collected for new drugs or devices. Health authorities then scrutinize the clinical trial results and determine, based on the results, whether a drug may be sold to the public. Similarly, clinical trials may only take place once satisfactory information has been gathered on the quality of the product and its non-clinical safety, and approval to conduct the trials has been granted by the health authority in the country where the trial is scheduled to take place.

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

Our research and development strategy includes the development of novel anticancer drugs targeting subsets of women’s cancer patients that have endometrial, triple-negative breast and/or ovarian cancer, to explore the opportunity of securing an orphan drug designation (intended for patient populations <200,000 in the US). Since our anticancer portfolio has novel drugs that will require the conduct of nonclinical and clinical studies for new molecular entities (NMEs); we will also use targeted delivery options for approved (generic) drugs to avoid the higher cost of repeating one or more pre-clinical or clinical, safety, pharmacokinetic or other tests by applying novel drug delivery approaches to get targeted delivery of drugs and get a quicker time to market by leveraging a US regulatory pathway termed 505b2 applications. In doing so, a company may reduce the time required to complete the necessary research and development activities, which can typically take in excess of ten years, by more than half, as well as reduce the corresponding development costs.

Our recent acquisition of Greater Boston-based IndUS has provided us with a portfolio of novel, patented and proprietary, novel anticancer drug candidates from multiple chemical classes of molecules referred to as pyrrolobenzodiazepine dimers (PBDs). These molecules have shown excellent anticancer potential during their initial biological testing conducted at the National Cancer Institute in Bethesda, MD. Subsequent to their initial biological evaluation, chemical scale-up and formulation studies were conducted to evaluate their pharmacokinetics in rats and two novel and patented pyrrolobenzodiazepine dimers were prioritized for advancement through preclinical studies to support first-in-human studies. PVT-005 and PVT-006 provide novel treatment options in combination with existing chemotherapeutic regimens to address unmet medical needs in women’s cancers. Our initial focus for PVT-005 is in patients with metastatic endometrial cancer, which harbors genomic mutations in DNA replication and repair pathways that render the cancer resistant to many existing chemotherapy options. It is estimated that approximately 50,000 women in the United States have metastatic endometrial cancer that would become eligible for new therapy options following their initial treatments and PVT-005 will be added to the standard chemotherapeutic regimen(s) that will be used to treat metastatic endometrial cancer. Similarly, PVT-006, a novel and patented pyrrolobenzodiazepine dimer, distinct from PVT-005, has been identified as a lead candidate to address unmet medical needs of women with triple-negative breast cancer. Triple-negative breast cancer is a very aggressive form of breast cancer that affects younger women, predominantly of African-American descent. It is estimated that approximately 170,000 women in the United States have triple-negative breast cancer. Five different molecular subtypes of triple-negative breast cancer have been identified and the basal-like subtype of triple-negative breast cancer (BL-TNBC) affects up to 40,000 women in the United States. PVT-006 is more likely to be effective in combination with existing anticancer agents, in basal-like triple-negative breast cancer subtype due to their mutations in DNA repair and replication pathways, which PVT-006 targets as its mechanism of action.

Preclinical safety studies will be conducted over the next 12 months to advance at least one of these candidates to an IND-stage to allow initiation of clinical studies in these highly unmet medical needs in women’s cancer.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended July 31, 2016, which are included herein.

Our operating results for the three and six months ended July 31, 2016 and 2015 are summarized as follows:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2016		2015		2016		2015
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Depreciation	$	Nil		$92	$	Nil		$183
Foreign exchange (gain) loss		$63,129		$3,219		$77,359		$4,366
General and administrative		$72		$600,006		$974,421		$874,769
Management fees		$1,122,368		$1,743,010		$3,368,947		$2,415,218
Professional fees		$(6,171)		$18,384		$90,483		$227,669
Total Other (Income) Expenses	$	Nil		$(6,167)	$	Nil		$(14,958)
Net Income (Loss)		$(1,179,398)		$(2,358,544)		$(4,511,210)		$(3,507,247)

For the three months ended July 31, 2016, our net loss decreased by $1,179,146 as compared to the three months ended July 31, 2015. During the three months ended July 31, 2015, 10,000,000 shares of common stock previously issued for consulting and management services but held in escrow were released. There were no such shares of common stock issued during the three months ended July 31, 2016. For the six months ended July 31, 2016, our net loss increased by $1,003,963 as compared to the six months ended July 31, 2015. Our loss increased primarily due to 7,250,000 stock options granted to officers, directors and consultants in 2016, which increased stock-based compensation.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	January 31,
	2016	2016
Current Assets	$14,740	$103,215
Current Liabilities	$722,080	$435,104
Working Capital (Deficit)	$(707,340)	$(331,889)

Our total current assets as of July 31, 2016 were $14,740 as compared to total current assets of $103,215 as of January 31, 2016. The decrease was primarily due to a decrease in cash. Our total current liabilities as of July 31, 2016 were $722,080 as compared to total current liabilities of $435,104 as of January 31, 2016. The increase in current liabilities was primarily attributed to the accrual of management fees during the three months ended July 31, 2016 pursuant to management agreements.

Cash Flows

	Six Months Ended
	July 31,
	2016	2015
Net Cash Used In Operating Activities	$(114,578)	$(34,746)
Net Cash Provided By Financing Activities	$33,000	$240,000
Effects of Exchange Rate Changes on Cash	$12,989	$1,403
Increase (Decrease) in Cash During the Period	$(68,589)	$206,657

Operating Activities

During the six months ended July 31, 2016, our cash used by operating activities increased by $79,832 when compared to cash used in operating activities during the six months ended July 31, 2015. The increase in cash used for operating activities was as a result of payments made for obligations due, including audit and legal fees, rent and transfer agent costs.

Investing Activities

We did not have any investing activities during the six months ended July 31, 2016 and 2015.

Financing Activities

During the six months ended July 31, 2016, we received $33,000 (2015 - $240,000) in cash from financing activities.

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

Our company’s financial instruments consist principally of cash, accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and derivative liabilities is determined based on “Level 2” inputs, as determined by observable market data. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations

Foreign Currency Translation

The functional currency of our parent entity, Pivot Pharmaceuticals Inc., is the Canadian dollar and the functional currency of our subsidiary is the US dollar. Our company’s presentation currency is the US dollar.

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

Results of operations are translated into our company’s presentation currency, US dollars, at an appropriate average rate of exchange during the year. Net assets and liabilities are translated to US dollars for presentation purposes at rates of exchange in effect at the end of the period. Gains or losses arising on translation are recognized in other comprehensive income (loss) as foreign currency translation adjustments.

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

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: September 12, 2016	By:	/s/ Pravin Chaturvedi
Dr. Pravin Chaturvedi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 12, 2016	By:	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

