Form 10-Q
period 2016-10-31
Pivot Pharmaceuticals Inc.
filed 2016-12-12
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

75,647,100 common shares issued and outstanding as of December 9, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed consolidated financial statements for the period ended October 31, 2016 form part of this quarterly report. All currency references in this report are to U.S. dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended October 31, 2016 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

Period ended October 31, 2016 (unaudited) and January 31, 2016

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2016 $	January 31, 2016 $
	(unaudited)
Assets

Current assets

Cash	206,575	71,639
Prepaid and other current assets	19,211	31,576
Total current assets	225,786	103,215
Security deposit	2,900	2,900
Total assets	228,686	106,115

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	774,725	397,482
Due to related parties (Note 9)	25,972	37,622
Convertible debenture, net of discount (Note 4)	142,588	–
Derivative liability (Note 5)	447,115	–
Total liabilities	1,390,400	435,104

Stockholders’ Deficit

Common stock: Unlimited shares authorized, without par value, 75,622,100 and 74,722,100 shares issued and outstanding, respectively	7,324,881	7,054,499

Common stock issuable (Note 6)	1,697	16,206

Additional paid-in capital	10,661,752	6,174,601

Accumulated other comprehensive income	635,654	745,251

Accumulated deficit	(19,785,698)	(14,319,546)

Total stockholders’ deficit	(1,161,714)	(328,989)

Total liabilities and stockholders’ deficit	228,686	106,115

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Three Months Ended October 31, 2016 $	Three Months Ended October 31, 2015 $	Nine Months Ended October 31, 2016 $	Nine Months Ended October 31, 2015 $
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	–	–	–	–

Expenses

Depreciation and amortization	–	86	–	269
Foreign exchange loss	60,658	4,367	138,017	8,733
General and administrative	71,301	(8,264)	1,045,722	866,505
Management fees (Note 9)	548,407	(116,405)	3,917,354	2,298,813
Professional fees	9,938	128,058	100,421	355,727

Total expenses	690,304	7,842	5,201,514	3,530,047

Loss from operations	(690,304)	(7,842)	(5,201,514)	(3,530,047)

Other income (expense)

Amortization of discount on convertible debenture	(48,672)	–	(48,672)	–
Interest expense	(3,612)	–	(3,612)	–
(Loss) gain on change in fair value of derivative liabilities	(212,354)	–	(212,354)	14,958

Total other income (expense)	(264,638)	–	(264,638)	14,958

Net loss	(954,942)	(7,842)	(5,466,152)	(3,515,089)

Other comprehensive income (loss)

Foreign currency translation adjustment	(40,569)	142,447	109,597	(261,299)

Net comprehensive income (loss)	(995,511)	134,605	(5,356,555)	(3,776,388)

Net loss per share, basic and diluted	(0.01)	(0.00)	(0.07)	(0.05)

Weighted average shares outstanding – basic and diluted	75,613,498	85,570,289	75,212,555	76,886,477

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Nine Months Ended October 31, 2016 $	Nine Months Ended October 31, 2015 $
	(unaudited)	(unaudited)
Operating activities

Net loss	(5,466,152)	(3,515,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debenture	48,672	–
Depreciation	–	268
Fair value of stock options vested	4,300,354	–
Loss (gain) on change in fair value of derivative liabilities	212,354	(14,958)
Stock issued for services	256,382	3,310,773
Changes in operating assets and liabilities:
Prepaids and other current assets	5,938	(15,812)
Accounts payable and accrued liabilities	366,124	71,000
Net cash used in operating activities	(276,328)	(163,818)

Financing activities
Proceeds from convertible debenture	381,350	–
Proceeds from stock to be issued	–	240,000
Proceeds from related party advances	16,500	1,075
Net cash provided by financing activities	397,850	241,075
Effects of exchange rate changes on cash	13,414	65,544

Increase in cash	134,936	142,801
Cash – beginning of period	71,639	838
Cash – end of period	206,575	143,639

Non-cash investing and financing activities
Debt discounts on convertible debt	284,184	–

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements

Period ended October 31, 2016

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2016, the Company has not earned any revenue, has a working capital deficit of $1,164,614 and an accumulated deficit of $19,785,698. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position, results of operations and cash flows for the periods shown. The condensed consolidated results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Certain disclosures and financial information have been condensed in accordance with generally accepted accounting principles in the United States.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements

Period ended October 31, 2016

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

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for all exercisable options and warrants and the if-converted method for all outstanding convertible debentures. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2016 and 2015, the Company had 8,705,847 and zero potentially dilutive shares, respectively.

(f)	Financial Instruments and Fair Value Measures

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

Level 1: Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, due to related parties and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements

Period ended October 31, 2016

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(g)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3.	Property and Equipment

	Cost $	Accumulated amortization $	October 31, 2016 Net carrying value $ (unaudited)	January 31, 2016 Net carrying value $

Office furniture and equipment	1,628	1,628	–	–

Depreciation expense included as a charge to income was $nil and $268 for the nine months ended October 31, 2016 and 2015, respectively.

4.	Convertible Debenture

On September 30, 2016, the Company issued a convertible debenture with a non-related party for $500,000 Canadian Dollars ($380,411 US Dollars at September 30, 2016) (“Initial Advance”). The debenture is secured under a General Security Agreement, bears interest at 8% per annum and matures on the earlier of:

•	The date the lender demands repayment of principal and interest following an event of default,
•	The date of a dissolution event,
•	The date of a liquidity event, and
•	March 30, 2017.

The Company may request one or more additional advances of up to an aggregate amount of $1,000,000 Canadian Dollars (“Additional Advances”) provided that the aggregate amount under the convertible debenture does not exceed $1,500,000 Canadian Dollars.

The note, including the Initial Advance and any Additional Advances, is convertible into common shares at a conversion price equal to the average closing market price of the Company’s common stock during the five day period leading up to the conversion date. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $221,158 with a corresponding discount to the convertible debenture (Note 5).

Pursuant to the convertible loan agreement, the Company issued 434,622 share purchase warrants to which the lender may acquire an interest in the Company equal to 12% of the maximum principal amount outstanding at any time at a price of $0.10, which equates to the ten day average trading price of the Company’s common stock determined as at September 30, 2016. The Company calculated the 434,622 share purchase warrants based on the maximum outstanding principal balance on the convertible loan as of September 30, 2016. The Company recorded the share purchase warrant at an estimated fair value of $20,154 with a corresponding discount to the convertible debenture (Note 8).

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements

Period ended October 31, 2016

(Expressed in U.S. dollars)

4.	Convertible Debenture (continued)

As of October 31, 2016, the carrying value of the convertible debenture is $191,215 Canadian Dollars ($142,588 US Dollars at October 31, 2016) (January 31, 2016 - $nil) with accrued interest $2,533 (January 31, 2016 - $nil). As of October 31, 2016, the fair value of the conversion option derivative liability is $447,115 (January 31, 2016 - $nil).

5.	Derivative Liability

Derivative liability consists of convertible debenture with variable conversion price (Note 4). The fair value of derivative liability as at October 31, 2016 and January 31, 2016 is as follows:

	October 31, 2016 $	January 31, 2016 $

September 2016 convertible debenture	447,115	–

	447,115	–

The fair value of derivative financial liability was determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
September 2016 convertible debenture	296%	0.45%	0%	0.50
As at October 31, 2016:
September 2016 convertible debenture	311%	0.51%	0%	0.41

6.	Common Stock

(a)	On February 10, 2016, the Company issued 100,000 shares of common stock to service providers for services provided valued at $68,000. The value of the common stock was based on the market price of the stock on the date of issuance.

(b)	On February 29, 2016, March 31, 2016, May 2, 2016, May 31, 2016, June 28, 2016, August 2, 2016 and August 30, 2016, the Company issued 25,000 shares of common stock on each of these dates to the Company’s CEO as monthly compensation valued at $15,000, $13,750, $7,500, $6,000, $4,875, $3,757 and $3,250, respectively. The value of the common stock was based on the market price of the stock on the date of issuance.

(c)	In June 2016, 600,000 shares of common stock were issued to service providers and valued at $144,500 based on the market price of the stock on the dates of issuances.

(d)	On July 31, 2016, 25,000 shares of common stock, valued at $3,750, previously held in escrow were released to a member of the Company’s Scientific Advisory Board (“SAB member”). The value of the common stock was based on the market price of the stock on the date of issuance. On October 31, 2016, common stock with a fair value of $1,697 remains issuable to this SAB member.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements

Period ended October 31, 2016

(Expressed in U.S. dollars)

7.	Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2015	80,000	0.05	–	–
Granted	6,200,000	0.10	4.1	4,930,000
Expired	(80,000)	(0.05)	–	–

Outstanding, January 31, 2016	6,200,000	0.10	4.1	4,930,000
Granted	7,279,000	0.70	4.3	–
Forfeited	(2,000,000)	(0.10)	–	–

Outstanding, October 31, 2016	11,479,000	0.48	4.2	36,000

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
200,000 options expiring on November 30, 2020	400%	1.16%	0%	4.1
7,250,000 options expiring on February 22, 2021	393%	1.16%	0%	4.3
29,000 options expiring on May 2, 2021	393%	1.16%	0%	4.5

Additional information regarding stock options as of October 31, 2016, is as follows:

Options Outstanding	Option Exercisable	Exercise Price $	Expiry Date

200,000	100,000	0.25	November 30, 2020
4,000,000	4,000,000	0.10	December 14, 2020
7,250,000	5,437,500	0.70	February 22, 2021
29,000	26,000	0.34	May 2, 2021
11,479,000	9,563,500

$83,068 of stock-based compensation have yet to be recognized and will be recognized in future periods.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements

Period ended October 31, 2016

(Expressed in U.S. dollars)

8.	Share Purchase Warrant

The following table summarizes the continuity of share purchase warrant:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2016	–	–

Granted	434,622	0.10
Balance, October 31, 2016	434,622	0.10

As at October 31, 2016, the following share purchase warrant was outstanding:

Number of Warrants	Exercise Price $	Expiry Date

434,622	0.10	March 30, 2017

Pursuant to the convertible debenture (Note 4), the Company will be required to issue additional share purchase warrants on any Additional Advances to which the lender may acquire an interest in the Company equal to 12% of the maximum principal amount outstanding.

9.	Related Party Transactions

As at October 31, 2016, the Company owed $4,694 (January 31, 2016 - $800) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

As at October 31, 2016, the Company owed $16,721 (January 31, 2016 – Receivable of $866) to the Company’s Chief Executive Officer.

As at October 31, 2016, the Company owed $4,557 (January 31, 2016 - $37,622) to related parties related to stock options to be granted pursuant to the Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 between the Company and IndUS (Note 2).

On April 15, 2015, the Company issued 2,000,000 shares of common stock to an officer for services provided. This $191,356 of compensation expense has been included in professional fees.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements

Period ended October 31, 2016

(Expressed in U.S. dollars)

10.	Fair Value Measurements

The Company’s financial liabilities carried at fair value measured on a recurring basis as of October 31, 2016 and January 31, 2016, consisted of the following:

	Total fair value at October 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability (1)	$447,115	$-	$447,115	$-

	Total fair value at January 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability (1)	$-	$-	$-	$-

(1) Derivative liability amounts are due to the embedded derivatives of convertible debenture issued by the Company and are calculated using the Black Scholes pricing model (Note 5).

The Company has no financial assets carried at fair value.

11.	Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on such evaluation, no events occurred that required disclosure.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended October 31, 2016, which are included herein.

Our operating results for the three and nine months ended October 31, 2016 and 2015 are summarized as follows:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2016		2015		2016		2015

Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Depreciation	$	Nil		$86	$	Nil		$269
Foreign exchange (gain) loss		$60,658		$4,367		$138,017		$8,733
General and administrative		$71,301		$(8,264)		$1,045,722		$866,505
Management fees		$548,407		$(116,405)		$3,917,354		$2,298,813
Professional fees		$9,938		$128,058		$100,421		$355,727
Total Other (Income) Expenses		$264,638		$-		$264,638		$(14,958)
Net Income (Loss)		$(954,942)		$(7,842)		$(5,466,152)		$(3,515,089)

For the three months ended October 31, 2016, our net loss increased by $947,100 as compared to the three months ended October 31, 2015. During the three months ended October 31, 2015, expenses decreased as a result of reversal of management and consulting fees previously recognized on common stock issued for services upon cancellation of such common stock during the period. For the nine months ended October 31, 2016, our net loss increased by $1,951,063 as compared to the nine months ended October 31, 2015. Our loss increased primarily due to 7,250,000 stock options granted to officers, directors and consultants in 2016, which increased general and administrative expenses and management fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	January 31,
	2016	2016
Current Assets	$225,786	$103,215
Current Liabilities	$1,390,400	$435,104
Working Capital (Deficit)	$(1,164,614)	$(331,889)

Our total current assets as of October 31, 2016 were $225,786 as compared to total current assets of $103,215 as of January 31, 2016. The increase was primarily due to proceeds from convertible debenture received during the period. Our total current liabilities as of October 31, 2016 were $1,390,400 as compared to total current liabilities of $435,104 as of January 31, 2016. The increase in current liabilities was primarily attributed to the accrual of management fees pursuant to management agreements as well as the issuance of short-term convertible debenture during the period.

Cash Flows

	Nine Months Ended
	October 31,
	2016	2015
Net Cash Used In Operating Activities	$(276,328)	$(163,818)
Net Cash Provided By Financing Activities	$397,850	$241,075
Effects of Exchange Rate Changes on Cash	$13,414	$65,544
Increase in Cash During the Period	$134,936	$142,801

Operating Activities

During the nine months ended October 31, 2016, our cash used by operating activities increased by $112,510 when compared to cash used in operating activities during the nine months ended October 31, 2015. The increase in cash used for operating activities was a result of payments made for obligations due, including management fees, professional fees, rent and transfer agent costs.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2016 and 2015.

Financing Activities

During the nine months ended October 31, 2016, we received $397,850 (2015 - $241,075) in cash from financing activities.

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

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: December 9, 2016	/s/ Pravin Chaturvedi
Dr. Pravin Chaturvedi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 9, 2016	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

