Form 10-K
period 2017-01-31
Pivot Pharmaceuticals Inc.
filed 2017-04-28
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2016 was $7,883,142.00 based on a $0.15 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

75,647,114 common shares as of April 28, 2017

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report of Pivot Pharmaceuticals Inc. for the year ended January 31, 2017 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in US dollars and all references to “common shares” refer to the common shares in our capital stock.

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

Our research and development strategy is focused on developing novel treatment options to address various unmet medical needs in women’s health, including but not limited to urological issues and breast and gynecological cancers such as metastatic endometrial or triple-negative breast cancer that have inherent or acquired mutations rendering them resistant to existing treatment options and represent orphan drug designation opportunities.

Our management has prioritized the development of the two novel and patented anticancer drug candidates (PVT-005 and PVT-006) focused on the treatment of metastatic endometrial cancer and/or basal-like triple-negative breast cancers (BL-TNBC) in women. These two indications affect approximately 50,000 and 40,000 women in the United States, respectively, and potentially represent orphan drug indications, that have limited treatment options. PVT-005 and PVT-006 will be added to standard chemotherapeutic regimens that are used to treat these cancers and as such are intended to augment the regimen and - provide additional benefit to patients that are either refractory or have relapsed following chemotherapy. Furthermore, due to the novel mechanism of action of these novel PBD candidates, the patients are segmented according to their DNA repair mutations, thus potentially allowing a more “personalized” medical treatment option for these patients. We will also evaluate novel drug delivery treatment options to allow more targeted and specific delivery options for its novel anticancer drug portfolio and/or for existing drugs that may be amenable to targeted delivery, thus providing a superior benefit; risk opportunity for these patients.

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

Anticipated Steps	PVT-005	PVT-006
Intellectual Property	Patents issued in the US and other countries on composition of matter, methods of use for treatment of cancers and process of manufacture of the drugs.	Patents issued in the US and other countries on composition of matter, methods of use for treatment of cancers and process of manufacture of the drugs.
Secure Rights to Drugs	Acquired	Acquired
Pre-Clinical Testing	Significant nonclinical toxicity studies required for both drugs	Significant nonclinical toxicity studies required for both drugs
Secure Investigational New Drug (“IND”) Approval or Equivalent	Targeted IND filing in the 2nd half of 2017	Targeted IND filing in the 2nd half of 2017
Phase I Clinical Trials	Conducted in cancer patients	Conducted in cancer patients
Phase II Clinical Trials	Required in selected cancer patients	Required in selected cancer patients
Phase III Clinical Trials	Required	Required
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Required	Required
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Required	Required

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

Our research and development strategy includes the development of novel anticancer drugs targeting subsets of women’s cancer patients that have metastatic endometrial, triple-negative breast and/or ovarian cancer, to explore the opportunity of securing an orphan drug designation (intended for patient populations <200,000 in the US). Since our anticancer portfolio has novel drugs that will require the conduct of nonclinical and clinical studies for new molecular entities (NMEs); we will also use targeted delivery options for approved (generic) drugs to avoid the higher cost of repeating one or more pre-clinical or clinical, safety, pharmacokinetic or other tests by applying novel drug delivery approaches to get targeted delivery of drugs and get a quicker time to market by leveraging a US regulatory pathway termed 505b2 applications. In doing so, a company may reduce the time required to complete the necessary research and development activities, which can typically take in excess of ten years, by more than half, as well as reduce the corresponding development costs.

Our recent acquisition of Greater Boston-based IndUS has provided us with a portfolio of novel, patented and proprietary, novel anticancer drug candidates from multiple chemical classes of molecules referred to as pyrrolobenzodiazepine dimers (PBDs). These molecules have shown excellent anticancer potential during their initial biological testing conducted at the National Cancer Institute in Bethesda, MD. Subsequent to their initial biological evaluation, chemical scale-up and formulation studies were conducted to evaluate their pharmacokinetics in rats and two novel and patented pyrrolobenzodiazepine dimers were prioritized for advancement through preclinical studies to support first-in-human studies. PVT-005 and PVT-006 provide novel treatment options in combination with existing chemotherapeutic regimens to address unmet medical needs in women’s cancers. Our initial focus for PVT-005 is in patients with metastatic endometrial cancer, which harbors microsatellite (genomic) instability in DNA replication and repair pathways that render the cancer resistant to many existing chemotherapy options. It is estimated that approximately 43,000 women in the United States have metastatic endometrial cancer that would become eligible for new therapy options following their initial treatments and PVT-005 will be added to the standard chemotherapeutic regimen(s) that will be used to treat metastatic endometrial cancer. Similarly, PVT-006, a novel and patented pyrrolobenzodiazepine dimer, distinct from PVT-005, has been identified as a lead candidate to address unmet medical needs of women with triple-negative breast cancer. Triple-negative breast cancer is a very aggressive form of breast cancer that affects younger women, predominantly of African-American descent. It is estimated that approximately 170,000 women in the United States have triple-negative breast cancer. Five different molecular subtypes of triple-negative breast cancer have been identified and the basal-like subtype of triple-negative breast cancer (BL-TNBC) affects at least 40,000 women in the United States. PVT-006 is more likely to be effective in combination with existing anticancer agents, in basal-like triple-negative breast cancer subtype due to their mutations in DNA repair and replication pathways, which PVT-006 targets as its mechanism of action.

Preclinical safety studies will be conducted over the next 12 months to advance at least one of these candidates to an IND-stage to allow initiation of clinical studies in these highly unmet medical needs in women’s cancer.

Our Product Development Initiatives

Our product development initiatives will address unmet medical needs in metastatic endometrial, triple-negative breast and/or ovarian cancers.

Metastatic Endometrial Cancer

Endometrial cancer is the most common gynecological cancer in women and accounts for 6% of the cancers in women. An estimated 43,470 cases of endometrial cancers were diagnosed in 2010 and 7950 deaths were associated with this cancer that year. Endometrial carcinoma is divided into several histological categories based on cell type with endometrioid being the most common, which accounts for 75-80% of the cases. Other aggressive pathological variants with a high risk of metastatic disease include papillary serous carcinoma (<10%), clear cell carcinoma (4%), squamous cell carcinoma (<1%), mixed (10%) and undifferentiated types.

Local and distal recurrences continue to remain a high risk for patients after they undergo surgery to remove the primary endometrial carcinoma. Median time to recurrence is 2-3 years with 75-80% of the recurrence being extra-pelvic. A small minority of patients with recurrent or advanced stage disease with solitary metastatic lesions may be amenable to radiation treatment with or without surgery. Prognosis is poor for the remainder of women presenting with metastatic endometrial cancer with a median survival period of only 12 months. The mainstay of treatment for metastatic endometrial carcinoma remains systemic hormonal therapy or cytotoxic chemotherapy. Inactivating mutations of PTEN, a tumor suppressor gene, are found in 40-60% of endometrial cancers. Loss of PTEN function results in constitutive activation of Akt which in turn upregulates mTOR activity resulting in cell proliferation.

Hormonal therapy is well tolerated in women with low-grade disease and those who are positive for estrogen receptor (ER+) and progesterone receptor (PR+). Hormonal therapy includes agents such as progestins, which have an anti-estrogenic effect on the endometrium and produce marked changes in the glands and stroma. Within the glandular epithelium of the endometrium, progesterone acts as an antagonist to the estrogen-mediated cell proliferation and also inhibits ER gene expression and increases degradation of ER. Overall response rates following treatment with hormonal therapy using agents like medroxyprogesterone acetate or megestol acetate has been reported to be only 11-16% and progression-free survival (PFS) is only 4-6 months. Low histologic grade coupled with expression of PR and an extended period between initial diagnosis and occurrence of metastatic disease have been shown to have better response rates to progestin therapy. Response rates for PR+ endometrial cancer has been reported to be 37% compared to just 8% for PR-negative (PR-) endometrial carcinoma when treated with hormonal therapy. Selective estrogen receptor modulators (SERMs) may also be used to treat low grade endometrial cancer. Tamoxifen, which is used to both, prevent and treat breast cancer, has been shown to increase the incidence of endometrial cancer. However, combination regimens with tamoxifen and progestins have been shown to have some benefit in low histologic grade endometrial carcinoma. The use of aromatase inhibitors such as anastrazole and letrozole, for the treatment of advanced endometrial cancer in post-menopausal women, has shown poor response rates (<10%) with no correlation to the hormonal status. The use of gonadotropin-releasing hormone (GnRH) agonists such as goserelin acetate also shown poor response rates and were deemed insufficient to treat metastatic endometrial cancer.

Cytotoxic chemotherapy is the mainstay for treatment of advanced metastatic endometrial cancer. However, response rates are modest with progression-free survival (PFS) times of 4-6 months and overall survival of only approximately 12 months. The most active classes of chemotherapy agents used for treating metastatic endometrial cancers are anthracyclines (doxorubicin, epirubicin), platinum compounds (cisplatin, carboplatin) and taxanes (paclitaxel, docetaxel) which produce response rates of approximately 20% as single agents. Combination chemotherapy with multiple agents improves overall response rates to 33-57% depending on the combination. Overall survival also improved slightly (approximately 15 months), but systemic gastrointestinal and myelotoxicity (Grade 3 and Grade 4) increased significantly in patients receiving such combination regimens. Inhibitors of mTOR activity such as temsirolimus in combination with inhibitors of epidermal growth factor receptor (EGFR) and anti-angiogenic agents suppressing vascular endothelial growth factor (VEGF) are being evaluated for the treatment of metastatic endometrial cancer.

Since novel Pivot compounds such as PVT-005 show “synthetic lethality” with chemotherapy agents such as cisplatin in tumors that have loss of tumor suppressor function in p53 or PTEN, such combinations would provide novel chemotherapy options for the treatment of metastatic endometrial cancers.

Triple-Negative Breast Cancers

Triple-negative breast cancers (TNBC) are defined as tumors that lack the expression of estrogen receptor (ER), progesterone receptor (PR) and HER2. Approximately 12-17% of women with breast cancer have TNBC, representing approximately 170,000 breast cancer patients. These patients have a relatively poor outcome and cannot be treated with endocrine therapies or agents targeted to epidermal growth factor receptor type 2 (HER2). A close cousin of TNBC is basal-like breast cancer (BLBC) which is characterized by absence or low level expression of ER and absence of HER2 expression. Many tumors may meet the definition of both TNBC and BLBC. Both TNBC and BLBC occur more commonly in young women, particularly Black and Hispanic women, when compared to women from other racial and ethnic backgrounds. Approximately 75% of women with TNBC or BLBC have a mutation in BRCA1, a breast cancer susceptibility gene. Because TNBC is a heterogenous disease, many pathological and immunohistochemical sub-classification systems have been proposed to provide greater homogeneity within TNBC subtypes.

Recently five molecular subtypes have been proposed for TNBC to allow improved clinical development strategies to stratify TNBC patients. These include: 1) basal-like TNBC characterized predominantly by mutations in DNA damage repair deficiency and some growth factor pathway expression: 2) mesenchymal-like TNBC (ML-TNBC) with epithelial-to-mesenchymal transition (EMT) and cancer stem cell (CSC) features; 3) immune-associated TNBC (I-TNBC); 4) luminal/apocrine TNBC (LA-TNBC) with androgen receptor (AR) overexpression; and 5) HER2-enriched TNBC (HER2e-TNBC).

The predominant grouping of TNBC is basal-like (BL-TNBC) which constitutes between 25-80% of all TNBC. Within the basal-like subtype, there are two subgroups and basal-like 1 (BL1-TNBC) is enriched in cell cycle related genes and DNA-damage repair pathways. Nearly 25% of breast cancers harbor a mutation in DNA repair, mainly in homologous recombination (HR) when double-stranded (DS) breakage occurs – which appears similar to the genetic deficiencies of BRCA1 or BRCA2 mutation carriers. Alterations in DNA-damage response or repair mechanisms usually lead to genomic (microsatellite) instability and carcinogenesis. In addition to DNA-damage response deficiencies, 85% of BL-TNBC patients have mutations in p53 which results in a loss of tumor suppression.

Since TNBC are aggressive tumors, chemotherapy regimens include targeting DNA repair complex (like platinum agents and taxanes), p53 (like taxanes), cell proliferation (like anthracyclines) and targeted therapy. BL-TNBC appears to have good response rates to chemotherapy regimens containing platinum agents (such as cisplatin and carboplatin). In addition to administration in the adjuvant setting (after surgery), several studies have evaluated the combination chemotherapeutic regimens in neoadjuvant setting. For instance, cisplatin as a single agent in the neoadjuvant setting gives a pathological response rate of nearly 22%; which improves to 28% when cisplatin is administered in combination with paclitaxel; and further improves to 65% when a triple combination of cisplatin:paclitaxel;epirubicin is administered to TNBC patients in the neoadjuvant setting. However, response rates in metastatic TNBC are lower for single- or double agent chemotherapy in TNBC, and it remains a high unmet medical need.

Given the molecular subtype of BL-TNBC, using agents that target DNA-damage repair deficiencies appears to be a good strategy to combine novel drugs with platinum containing regimens to improve response rates. For instance, combination of platinum drugs with novel agents targeting poly-ADP ribose polymerase (PARP), have been evaluated in TNBC patients. Chemotherapy regimens combining novel pyrrolobenzodiazepine dimers (PBDs) from Pivot (PVT-006) with cisplatin or carboplatin to target BL-TNBC will offer novel therapeutic regimens to improve response rates and progression-free survival (PFS) in metastatic BL-TNBC patients.

Metastatic Ovarian Cancer

Ovarian cancer is the most lethal gynecological cancers and is the fifth leading cause of deaths in women in the United States. It is usually diagnosed at a late stage and has a 5-year survival rate of approximately 30%. The majority of ovarian cancers are diagnosed after they have spread into the peritoneal cavity and the major cause of ovarian cancer-associated mortality is believed to be due to therapy-resistant metastatic disease. It is estimated that 21,290 new cases of ovarian cancer were diagnosed in 2015 and 14,180 ovarian cancer patients died that year.

Current treatment strategies for advanced ovarian cancer consist of aggressive surgery (referred to as cytoreduction or tumor debulking). In order to clear the tumor from the pelvis, the surgery often involves en bloc resection of the ovarian tumor, reproductive organs and the sigmoid colon, and primary bowel reanastamoses. The surgical goal is to remove as much tumor burden as possible, since cytoreduction has been associated with improved survival. Post-operatively, most ovarian cancer patients will receive chemotherapy with platinum- (usually carboplatin) and taxane- (usually paclitaxel) containing regimens. While these agents are administered intravenously, there is some evidence that administration of these regimens through the intraperitoneal route improves overall survival benefit in such patients.

The World Health Organization (WHO) has categorized ovarian cancers into four subtypes based on their histology: 1) serous-papillary ovarian carcinoma which resembles the papillary architecture of the fallopian tubes; 2) endometrioid carcinoma which is often associated with endometriosis and resembles endometrioid carcinoma of the uterus; 3) mucinous carcinoma resemble either the endocervical glands or gastrointestinal epithelium; and 4) clear cell carcinoma of the ovary which is a rare subtype and shares morphological features of both, serous and endometrioid carcinomas.

In the last few years, there have been some more genetic insights into various ovarian cancers and two molecular subtypes of ovarian cancers have been identified. Type 1 ovarian cancers affect younger patients and are comprised of low-grade serous-papillary and endometrioid carcinomas and have low grade resistance to carboplatin-taxol chemotherapy regimen, but have indolent disease and tend to have a median survival of 82 months. Type 2 ovarian cancer is most prevalent in post-menopausal women, and it is initially very sensitive to platinum-containing chemotherapy regimens, but median survival is only 30 months. Type 1 serous-papillary ovarian tumors typically have mutations in BRAF, KRAS, ERBB2 and have microsatellite (genomic) instability. Type 1 endometrioid, mucinous and clear cell ovarian cancers have similar mutations to the serous-papillary ovarian carcinoma and in addition have additional mutations in b-catenin and PTEN. The most frequent (50-80%) mutations in high-grade (Type 2) serous ovarian cancers involve the tumor suppressor gene, p53. Other important genetic changes in high-grade serous tumors include changes in BRCA1 and BRCA2 and amplification of AKT2 serine/threonine kinase and PI3K mutations.

The biological behavior of ovarian carcinomas and its confinement to the peritoneal cavity provides us with an opportunity to develop novel chemotherapeutic combination regimens using novel Pivot pyrrolobenzodiazepine dimers (PBDs) in combination with carboplatin and paclitaxel, especially via the intraperitoneal route to minimize systemic toxicity. Furthermore, due to the genetic similarity of abdominal ovarian cancers, it provides us an opportunity to shrink all types of metastatic ovarian tumors with such novel combination regimens.

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

Phase 0

Phase 0 is a recent designation for exploratory, first-in-human trials conducted in accordance with the FDA’s 2006 Guidance on Exploratory Investigational New Drug. These trials are generally used for novel anticancer drugs.

Distinctive features of Phase 0 trials include the administration of single subtherapeutic doses (doses not intended to treat diseases) of the study drug to a small number of subjects (10-15) to gather preliminary data on the agent’s pharmacokinetics and pharmacodynamics.

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

We anticipate initiating and completing at least one Phase II trial of either PVT-005 or PVT-006 at a cost of approximately $8.4 million over a 12 month period. It is our goal to begin our trial six months after the completion of the required financing; however, we will not establish a firm start date until we raise sufficient financing, which there is no guarantee that we will be able to do. The trial protocol for our Phase II trial has been developed with input from our clinical advisors.

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

It is common practice that certain Phase III trials may continue while a regulatory submission is pending at the appropriate regulatory agency. This allows patients to continue to receive possibly lifesaving drugs until the drug can be obtained commercially. Other reasons for performing additional trials at this stage may include “label expansion” (to show the drug is suitable for additional types of patients/diseases beyond the original use for which the drug was approved for marketing), obtaining additional safety data, or to support marketing claims for the drug. Studies in this phase are categorized by some companies as “Phase IIIB studies”.

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

Sales are conservatively estimated for US only, using the estimates of incidence and prevalence of the oncology indication, and assuming modest pricing and market penetration.

Research and Development

We have not spent any amount on research and development expenses for the last two fiscal years. From our inception on June 10, 2002 to January 31, 2017 we spent $282,715 on research and development activities. We anticipate that we will incur approximately $8.4 million in research and development expenses over the next 12 months; however this may change if we are unsuccessful in obtaining sufficient additional financing.

Intellectual Property

We own the common law trademark rights in our corporate name and logo as well as the trademark for “INDUS PHARMACEUTICALS”. With the exception of the trademark for IndUS, we have not registered any of our trademark rights for protection. We have also secured exclusive worldwide licensing rights and title in and to the following patents through our acquisition of IndUS Pharmaceuticals:

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

Employees and Consultants

As of April 28, 2017, we have employment contracts with our chief executive officer, chief business officer and chief financial officer. We currently engage independent contractors in the areas of legal and auditing services. We plan to engage independent contractors in the areas of preclinical toxicity studies and clinical trial execution and data management.

Government Regulations

In this section and throughout this annual report, the term “FDA” means the United States Food and Drug Administration.

Our current and future operations and research and development activities are or will be subject to various laws and regulations in the countries in which we conduct or plan to conduct our business, including but not limited to the United States, Canada, India, United Kingdom and potentially other member countries from the European Union. These laws and regulations govern the research, development, sale and marketing of pharmaceuticals, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the pharmaceutical industry. We may require permits, registrations or other authorizations to maintain our operations and to carry out our future research and development activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

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

Clinical Trials

If a company wants to conduct clinical trials in the United States to test a new drug in humans, an Investigational New Drug (IND) Application must be prepared and submitted to the FDA. The IND Application becomes effective, if not rejected or put on clinical hold by the FDA, within 30 days of filing the application. In addition, an Institutional Review Board must review and approve the trial protocol and monitor the trial on an ongoing basis. The FDA may, at any time during the 30-day review period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials may commence or recommence without FDA authorization, and then only under terms authorized by the FDA. The IND Application process can result in substantial delay and expense.

New Drug Application

After completion of clinical trials, if there is substantial evidence that the drug is both safe and effective, a New Drug Application (NDA) is prepared and submitted for the FDA to review. The New Drug Application must contain all of the essential information on the drug gathered to that date, including data from pre-clinical studies and clinical trials, and the content and format of a New Drug Application must conform with all FDA regulations and guidelines. Accordingly, the preparation and submission of a New Drug Application is an expensive and major undertaking for a sponsor.

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

When appropriate, we intend to seek orphan status for certain indications that may be treated with our products. It is our intent to file for orphan disease status for our novel pyrrolobenzodiazepine dimer (PBD) drugs that are intended to treat metastatic endometrial, ovarian and/or triple-negative breast cancers. We cannot predict the ultimate impact, if any, of orphan status on the timing or likelihood of FDA approval on any of our products.

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

Clinical Trials

Similar to the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls. The regulatory controls on clinical research in the European Union are now largely harmonized following the implementation of the Clinical Trials Directive 2001/20/EC, or CTD. Compliance with the national implementations of the CTD has been mandatory since May 1, 2004. However, variations in member state regimes continue to exist, particularly in the small number of member states that have yet to implement the CTD fully.

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

Medicare:

In the following section, all references to “CMS” refer to the Center for Medicare and Medicaid Services.

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

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2017, we have not earned any revenues and had a deficit of $20,597,753. We anticipate that we will incur increased expenses without realizing sufficient revenues (if any) to offset those expenses and we therefore expect to incur significant losses for the foreseeable future. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our auditor has indicated in our financial statements that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

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

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. We experienced a net loss of $6,278,207 for the year ended January 31, 2017, compared to a net loss of $10,307,065 for the year ended January 31, 2016. We expect to incur substantial and increasing losses for the foreseeable future as we develop, seek regulatory approval for and commercialize our product candidates and pursue our other research and development activities. If our products are not successful in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize our products. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Our business is to research and develop new therapies to treat unmet needs in women’s health focusing on oncology and urology. Our current product pipeline includes novel treatments for oncology and we also intend to develop novel delivery technologies to allow targeted delivery of existing drugs for a faster time-to-market.

We will require substantial additional funds to complete our research and development activities, and if such funds are not available we may need to significantly curtail or cease our operations.

We will require substantial funds to research, develop, test and protect our product candidates, and to manufacture and market any such candidates that may be approved for commercial sale. Based on our current cash levels, we do not have sufficient cash to meet our planned day-to-day operating needs through January 2018, including our planned research and development activities. We raised $379,718 through private placement of convertible debentures during the year ended January 31, 2017. Based on our planned research and development activities, we anticipate that we will require additional funds of approximately $1.5 million to meet our planned day-to-day operating needs for the next 12 months. If we do not raise sufficient funds, our plan of operation will be delayed until such time as we raise sufficient funds, provided we are able to do so. Further, the cost of carrying out our operating activities and research and development activities is not fixed, and our cash levels may at any time prove to be insufficient to finance them. Our financing needs may change substantially because a number of factors which are difficult to predict or which may be outside of our control. These include increased competition, the costs of licensing existing drugs and protecting rights to our proprietary technology, the resources required to complete pre-clinical and clinical studies, and the length and results of the regulatory approval process.

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

If our research and development (R&D) projects are not completed in a timely fashion, our company could experience:

•	substantial additional cost for the conduct of IND supporting R&D activities;
•	additional competition in the oncology indications affecting women’s health;
•	additional delay in obtaining requisite regulatory approvals; and
•	delay in obtaining future inflow of cash from financial or partnership activities, any of which could have a material adverse effect of our results of operations, financial condition and cash flows.

Any products that we may develop will be required to undergo a time-consuming, costly and burdensome pre-market approval process, and if we are unable to obtain regulatory approval for our products we may never become profitable.

Any products that we may develop will be subject to extensive governmental regulations relating to development activities, conduct of clinical trials, manufacturing and commercialization. In the United States, for example, the prospective therapeutic products that we intend to develop and market are regulated by the FDA under its new drug development and review process. Before such therapeutic products can be marketed, we must obtain clearance from the FDA by submitting an investigational new drug application, then by successfully completing human testing under three phases of clinical trials, and finally by submitting a new drug application.

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

We will rely on third parties to conduct our formulation development, chemistry activities, as well as pre-clinical and clinical trials. If these third parties do not perform as contractually required or otherwise expected we may not be able to obtain regulatory approval for our product candidates, which may prevent us from becoming profitable.

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

Our industry is highly competitive, and many of our potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in the protection of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than us. As a result, they may be able to:

•	develop product candidates and market products that are faster to market and thus less expensive, potentially safer, and/or more effective or involve more convenient treatment procedures than our future products;
•	commercialize competing products before we can launch any of our product candidates;
•	initiate or withstand substantial price competition more successfully than us;
•	enjoy greater success in recruiting skilled scientific workers from a limited pool of available talent; and
•	more effectively negotiate third-party licenses and strategic alliances.

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

Since one of our place of business and some of our officers, directors and business assets are also located in Canada, you may be limited in your ability to enforce U.S. civil actions against them for damages to the value of your investment.

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

In addition, our commercial success will depend, in part, on maintaining patent rights we have licensed and plan to license in the future, related to products we may market in the future. Since we will not fully control the patent prosecution of any licensed patent applications, it is possible that our licensors will not devote the same resources or attention to the prosecution of the licensed patent applications as we would if we controlled the prosecution of the applications ourselves. Consequently, the resulting patent protection, if any, may not be as strong or comprehensive as it would be had we done so.

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

We have licensed patent-protected technologies and novel anticancer drug candidates through the IndUS acquisition and we may also license other intellectual property from other third parties, if we believe it is necessary or useful to use additional third-party intellectual property to develop our products. Typically, we would seek to negotiate and obtain any required third party licenses immediately following the completion of preliminary research to establish a concept and plan of development for a new product candidate. However, depending on the ongoing results and requirements of pre-clinical or clinical trials, which may unexpectedly vary from our anticipated plan of development, we may be required to seek additional third-party licenses at later stages of product development. We will also be required to pay license fees, certain milestones or royalties or both to obtain such licenses, and there is no guarantee that such licenses will be available on acceptable terms, if at all. Even if we are able to successfully obtain a license, certain rights may be non- or co-exclusive, and this would give our competitors access to some of the intellectual property as us, which could ultimately prevent us from commercializing a product.

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

The FDA grants an orphan drug designation to a drug intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. An orphan drug designation must be requested before a sponsor submits a New Drug Application to the FDA, and if the FDA grants such a designation the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. An orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process that a drug must undergo; however, if a product that is the subject of an orphan drug designation subsequently receives FDA approval for the indication for which it has such a designation, the product is entitled to orphan exclusivity for up to seven years after receiving FDA approval. This means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances.

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

Our common stock is quoted on the OTCQB service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

Item 2. Properties

We currently lease an office space at 25 Olympia Avenue, Suite K-300, Woburn, MA 01801, USA. We also maintain a dedicated mailing address and telephone reception service located at 1275 West 6th Avenue, Vancouver, British Columbia, Canada V6H 1A6. We also have access to office and meeting space for a nominal fee, on an as-used basis.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock quoted on the OTCQB under the Symbol "PVOTF". Our common stock was listed for quotation on April 13, 2010.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
January 31, 2017	$0.145	$0.02
October 31, 2016	$0.16	$0.04
July 31, 2016	$0.375	$0.073
April 30, 2016	$0.90	$0.20
January 31, 2016	$1.10	$0.80
October 31, 2015	$1.07	$0.35
July 31, 2015	$0.37	$0.01
April 30, 2015	$0.40	$0.00
January 31, 2015	$0.068	$0.00

___________

(1)     Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of April 28, 2017, there were approximately 52 holders of record of our common stock. As of such date, 75,647,114 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2017.

On June 21, 2016 and June 28, 2016, we issued 500,000 and 100,000 shares of our common stock, respectively, to two (2) consultants for strategic advisory, investor and public relations services. We relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

On September 29, 2016, we issued $379,718 of convertible debentures through private placement. We relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of April 28, 2017, we had 15,520,833 outstanding options to purchase shares of our common stock at exercise prices ranging from $0.05 to $0.70 and exercisable until January 23, 2022. As of April 28, 2017, we had outstanding warrants to purchase 434,622 shares of our common stock at exercise price of $0.10 and exercisable until March 30, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2017 and January 31, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 20 of this annual report.

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

Results of Operations

For the Years Ending January 31, 2017 and 2016

	Year Ended January 31,
	2017		2016
Revenue	$	Nil	$	Nil
Operating expenses		$6,023,650		$10,321,490
Accretion of discounts on convertible debentures		$120,608	$	Nil
Gain on change in fair value derivative		$173,110		$(14,425)
Loss on settlement and conversions of debentures	$	Nil	$	Nil
Interest expense		$11,661	$	Nil
Net income (loss)		$(6,329,029)		$(10,307,065)

Expenses

Our operating expenses for our years ended January 31, 2017 and 2016 are outlined in the table below:

	Year Ended January 31,
	2017		2016
Depreciation and amortization	$	Nil		$322
Foreign exchange loss		$194,566		$13,911
General and administrative		$1,563,188		$7,698,740
Management fees		$4,119,231		$2,268,297
Professional fees		$146,665		$340,220
Research and development	$	Nil	$	Nil

Operating expenses for year ended January 31, 2017 decreased by $4,297,840 as compared to the comparative period in 2016. In 2016, we issued 2,708,333 common stock for services and granted 6,200,000 options to purchase our common stock, which resulted in $6,736,994 of stock-based compensation being included in general and administrative expense. In 2017, $1,304,738 of stock-based compensation was included in general and administrative expense as a result of 700,000 common stock issued for services and grants of 6,320,833 options to purchase our common stock. This was offset by an increase in management fees of $1,850,934 as a result of stock-based compensation related to 5,000,000 options to purchase our common stock granted to management.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

Our company has a stock option plan which was adopted and approved by our shareholders on December 30, 2015. During our fiscal year ended January 31, 2016, 6,000,000 stock options with exercise price of $0.10 and maturity on December 14, 2020 were granted to directors and a consultant. 2,000,000 of these stock options were forfeited on May 11, 2016. As well, 200,000 stock options with exercise price of $0.25 and maturity on November 30, 2020 were granted to members of our Scientific Advisory Board.

During our fiscal year ended January 31, 2017:

•	7,250,000 stock options with exercise price of $0.70 and maturity on February 22, 2021 were granted to directors, officers and consultants,
•	29,000 stock options with exercise price of $0.34, maturity on May 2, 2021 and vesting on May 3, 2016 (26,000 stock options), November 2, 2016 (1,000 stock options), May 2, 2017 (1,000 stock options) and November 2, 2017 (1,000 stock options) were granted to a consultant, and
•	41,833 stock options with exercise price of $0.05 and maturity on January 23, 2022 were granted to related parties pursuant to the Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 between our company and IndUS.

We currently do not have any other equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At January 31, 2017	At January 31, 2016
Current Assets	$129,758	$103,215
Current Liabilities	$1,606,979	$435,104
Working Capital (Deficit)	$(1,477,221)	$(331,889)

Cash Flows

	Year Ended January 31, 2017		Year Ended January 31, 2016
Net Cash used in Operating Activities		$(377,783)		$(163,942)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$398,052		$240,232
Effects of exchange rate changes on cash		$20,513		$(5,490)
Increase (Decrease) in Cash During the Period		$40,782		$70,800

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

Specifically, we estimate our expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Description	($)
Research and Development Costs:
Studies and manufacture of active product ingredient	5,970,000
IND filing	500,000
R&D headcount	1,900,000
Sales and Marketing Costs:
Entertainment and promotion	24,000
Investor relations	60,000
Literature	11,000
Travel	60,000
Operating Expenses:
Director fees	160,000
Insurance	40,000
Office	25,800
Office and laboratory lease	42,500
Professional fees	124,000
Public company expenses	64,700
Salaries and benefits	900,000
Telephone and internet	6,000
Vehicles and transportation	6,000
Total:	9,894,000

Based on our planned expenditures, we will require additional funds of approximately $9.9 million to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $9.9 million over the next 12 months to pay for research and development and ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2017 and 2016, our company did not have any amounts recorded pertaining to uncertain tax positions.

Our company files federal and provincial income tax returns in Canada and federal and state income tax returns in the United States. Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2017 and 2016, there were no charges for interest or penalties.

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

Our company’s financial instruments consist principally of cash, amounts receivable, accounts payable, and accrued liabilities, due to related parties and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Foreign Currency Translation

The functional currency of our parent entity, Pivot Pharmaceuticals Inc., is the Canadian dollar and the functional currency of IndUS Pharmaceuticals, our subsidiary is the US dollar. Our company’s presentation currency is the US dollar.

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

Years ended January 31, 2017 and 2016

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pivot Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Pivot Pharmaceuticals Inc. (the “Company”) as of January 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for each of the years in the two-year period ended January 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pivot Pharmaceuticals Inc. as of January 31, 2017 and 2016, and the results of their operations and cash flows for each of the years in the two-year period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit, negative working capital, and no revenue to date as of January 31, 2017 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 28, 2017

PIVOT PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	January 31, 2017 $	January 31, 2016 $
Assets
Current assets
Cash	112,421	71,639
Prepaids and other current assets	17,337	31,576
Total current assets	129,758	103,215

Security deposit	2,900	2,900
Total assets	132,658	106,115

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	996,853	397,482
Due to related parties (Note 9)	22,574	37,622
Convertible debenture, net (Note 4)	275,011	–
Derivative liabilities (Note 5)	312,541	–
Total liabilities	1,606,979	435,104

Stockholders’ Deficit
Common stock: Unlimited shares authorized, without par value, 75,647,114 and 74,722,100 shares issued and outstanding, respectively (Note 6)	7,327,588	7,054,499
Common stock issuable (Note 6)	–	16,206
Additional paid-in capital	11,211,031	6,174,601
Accumulated other comprehensive income	584,813	745,251
Accumulated deficit	(20,597,753)	(14,319,546)
Total stockholders’ deficit	(1,474,321)	(328,989)

Total liabilities and stockholders’ deficit	132,658	106,115

Nature of operations and continuance of business (Note 1)

Commitments (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

	Year Ended January 31, 2017 $	Year Ended January 31, 2016 $

Revenue	–	–

Expenses
Depreciation and amortization	–	322
Foreign exchange loss	194,566	13,911
General and administrative	1,597,990	7,698,740
Management fees	4,119,231	2,268,297
Professional fees	111,865	340,220
Total expenses	6,023,652	10,321,490
Loss from operations	(6,023,652)	(10,321,490)
Other (expenses) income
Amortization of discount on convertible debentures	(69,784)	–
Interest expense	(11,661)	–
(Loss) gain on change in fair value of derivative liabilities	(173,110)	14,425
Total other income (expenses)	(254,555)	14,425
Net loss	(6,278,207)	(10,307,065)
Other comprehensive (loss) income
Foreign currency translation adjustment	(160,438)	520,391
Net comprehensive loss	(6,438,645)	(9,786,674)
Net loss per share, basic and diluted	(0.08)	(0.13)
Weighted average shares outstanding – basic and diluted	75,315,288	77,718,219

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock		Common StocK	Additional Paid-In	Foreign Currency Translation
	Shares #	Amount $	Issuable $	Capital $	Adjustment $	Deficit $	Total $
Balance – January 31, 2015	65,863,766	3,470,818	–	262,278	224,860	(4,012,481)	(54,525)
Common stock issued for services	2,708,333	3,296,726	16,206	–	–	–	3,312,932
Common stock issued in asset acquisition (Note 2)	4,750,000	46,723	–	–	–	–	46,723
Common stock issued for cash	1,400,000	240,232	–	–	–	–	240,232
Stock-based compensation (Restated)	–	–	–	5,912,323	–	–	5,912,323
Net loss (Restated)	–	–	–	–	520,391	(10,307,065)	(9,786,674)

Balance – January 31, 2016	74,722,100	7,054,499	16,206	6,174,601	745,251	(14,319,546)	(328,989)
Common stock issued for services	925,000	273,089	(16,206)	–	–	–	256,883
Warrants issued with convertible debenture	–	–	–	20,113	–	–	20,113
Stock-based compensation	–	–	–	5,016,317	–	–	5,016,317
Net loss	–	–	–	–	(160,438)	(6,278,207)	(6,438,645)

Balance – January 31, 2017	75,647,100	7,327,588	–	11,211,031	584,813	(20,597,753)	(1,474,321)

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended January 31, 2017 $	Year Ended January 31, 2016 $

Operating activities

Net loss	(6,278,207)	(10,307,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debenture	69,784	–
Common stock issued for services	256,867	3,340,821
Compensation expense recognized in asset acquisition	–	349,158
Depreciation and amortization	–	322
Fair value of stock options vested	4,820,100	6,387,837
Loss (gain) on change in fair value of derivative liabilities	173,110	(14,425)
Changes in operating assets and liabilities:
Prepaids and other current assets	8,018	(15,939)
Accounts payable and accrued liabilities	572,545	95,349
Net cash used in operating activities	(377,783)	(163,942)

Financing activities
Proceeds from issuance of common stock	–	240,232
Proceeds from issuance of convertible debenture	379,718	–
Proceeds from related party advances	18,334	–

Net cash provided by financing activities	398,052	240,232
Effects of exchange rate changes on cash	20,513	(5,490)
Increase in cash	40,782	70,800
Cash – beginning of period	71,639	839
Cash – end of period	112,421	71,639

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

Non-cash activities:
Common stock issued in asset acquisition	–	46,723
Debt discount on convertible debenture	174,364	–

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Pivot Pharmaceuticals Inc. (the “Company”) was incorporated in British Columbia under the Business Corporations Act on June 10, 2002. On April 7, 2015, the Company changed its name from Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. The Company is in the business of developing and commercializing new treatments for unmet medical needs in women’s cancers as well as exploring new uses for existing drugs and/or developing proprietary drug delivery technologies.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2017, the Company has not earned any revenue, has a working capital deficit of $1,477,221 and an accumulated deficit of $20,597,753. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Asset Acquisition

On November 20, 2015, the Company completed the acquisition of IndUS Pharmaceuticals, Inc. (“IndUS”) pursuant to an Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015. As consideration for the purchase, the Company issued 4,750,000 shares of common stock, of which 4,512,500 shares of common stock were issued on November 23, 2015 and 237,500 shares of common stock were issued on December 4, 2015 which shares were being held as a contingency pertaining to the liabilities of IndUS which were assumed by Pivot. The Company will also be granting 41,833 stock options pursuant to the Agreement and Plan of Merger. IndUS is a United States-India cross-border pharmaceutical company conducting research and development activities for advancing novel therapeutics in the areas of oncology, infectious diseases and diabetes whose assets consisted of a portfolio of patented and proprietary, novel anticancer drug candidates from multiple chemical classes of molecules referred to as pyrrolobenzodiazepine dimers.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2017 and 2016, the Company had no cash equivalents.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

3. Significant Accounting Policies (continued)

(e)	Stock-Based Compensation

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

(f)	Derivative Financial Instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. Subsequent changes to fair value are recorded in the statement of operations and comprehensive income.

(g)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2017, the Company has 6,840,834 (2016 – 1,700,750) potentially dilutive shares.

(h)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at January 31, 2017 and 2016, the Company’s comprehensive income included foreign currency translation adjustments.

(i)	Research and Development Costs

Research costs are expensed in the period that they are incurred. There were no research costs incurred during the years ended January 31, 2017 and 2016.

(j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal and state income tax returns in the United States. The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2017 and 2016, there were no charges for interest or penalties.

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, and accrued liabilities, due to related parties and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets, and the fair value of derivative liabilities is determined based on “Level 3” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(l)	Foreign Currency Translation

The functional currency of the parent entity, Pivot Pharmaceuticals Inc., is the Canadian dollar and the functional currency of its subsidiary is the US dollar. The Company’s presentation currency is the US dollar.

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

Results of operations are translated into the Company’s presentation currency, US dollars, at an appropriate average rate of exchange during the year. Net assets and liabilities are translated to US dollars for presentation purposes at rates of exchange in effect at the end of the period. Gains or losses arising on translation are recognized in other comprehensive income (loss) as foreign currency translation adjustments.

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

The note, including the Initial Advance and any Additional Advances, is convertible into common shares at a conversion price equal to the average closing market price of the Company’s common stock during the five day period leading up to the conversion date. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $134,892 with a corresponding discount to the convertible debenture (Note 5).

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

As of January 31, 2017, the carrying value of the convertible debenture is $275,010 (January 31, 2016 - $nil), which is net of debt discounts related to conversion feature, financing costs and warrants of $94,709, $6,126 and $6,477 respectively (January 31, 2016 - $nil, $nil and $nil, respectively). As of January 31, 2017, interest accrued on the convertible debenture is $10,307 (January 31, 2016 - $nil) and the fair value of the conversion option derivative liability is $312,541 (January 31, 2016 - $nil).

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

5.	Derivative Liability

Derivative liability consists of convertible debenture with variable conversion price (Note 4). The fair value of derivative liability as at January 31, 2017 and 2016 is as follows:

	January 31, 2017 $	January 31, 2016 $

September 2016 convertible debenture	312,541	–

	312,541	–

The fair value of derivative financial liability was determined using the binomial option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
September 2016 convertible debenture	296%	0.45%	0%	0.50
As at January 31, 2017:
September 2016 convertible debenture	363%	0.52%	0%	0.16

6.	Common Stock

During the year ended January 31, 2017:

(a)	On February 10, 2016, the Company issued 100,000 shares of common stock to service providers for services provided valued at $68,000. The value of the common stock was based on the market price of the stock on the date of issuance.

(b)	On February 29, 2016, March 31, 2016, May 2, 2016, May 31, 2016, June 28, 2016, August 2, 2016 and August 30, 2016, the Company issued 25,000 shares of common stock on each of these dates to the Company’s CEO as monthly compensation valued at $15,000, $13,750, $7,500, $6,000, $4,875, $3,757 and $3,250, respectively. The value of the common stock was based on the market price of the stock on the date of issuance.

(c)	In June 2016, 600,000 shares of common stock were issued to service providers and valued at $144,500 based on the market price of the stock on the dates of issuances.

(d)	On July 31, 2016 and January 31, 2017, 25,000 shares of common stock, valued at $3,750 and $2,708, respectively, previously held in escrow were released to a member of the Company’s Scientific Advisory Board (“SAB member”). The value of the common stock was based on the market price of the stock on the date of issuance.

During the year ended January 31, 2016:

(a)	On March 6, 2015, 10,000,000 shares of common stock were issued to directors, an officer and a consultant (the “shareholders”) and valued at $894,656 using the market price of the stock on the date of issuance. An additional 30,000,000 shares of common stock were held in escrow and to be released as follows: 10,000,000 shares of common stock on each of August 25, 2015, February 25, 2016 and February 25, 2017. On August 25, 2015, 10,000,000 shares of common stock were released to the shareholders. In October 2015, the shareholders returned 20,000,000 shares of common stock issued and received to the Company for cancellation. On the same date, the remaining 20,000,000 shares of common stock held in escrow were returned to the Company for cancellation.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

6.	Common Stock (continued)

(b)	On April 15, 2015, the Company issued 2,500,000 shares of common stock to a service provider and an officer for services provided valued at $239,195. The value of the common stock was based on the market price of the stock on the date of issuance.

(c)	In July 2015, 1,000,000 shares of common stock were issued for cash proceeds of $200,084 or $0.20 per share. In April 2015, 400,000 shares of common stock were issued for cash proceeds of $40,148 or $0.10 per share.

(d)	On August 1, 2015, 25,000 shares of common stock were issued to a member of the Company’s Scientific Advisory Board (“SAB member”) and valued at $9,125 using the market price of the stock on the date of issuance. An additional 75,000 shares of common stock are held in escrow and will be released as follows: 25,000 shares of common stock on each of January 31, 2016, July 31, 2016 and January 31, 2017. On January 31, 2016, 25,000 shares of common stock were released to the SAB member. For the year ended January 31, 2016, an additional $16,206 was recognized for services provided, which was valued using the market price of the stock on January 31, 2016.

(e)	On August 24, 2015, 100,000 shares of common stock were issued to a service provider and valued at $53,500 using the market price of the stock on the date of issuance.

(f)	On November 23, 2015, 4,512,500 shares of common stock were issued pursuant to the asset acquisition (Note 2). On December 4, 2015, a further 237,500 shares of common stock were issued pursuant to this acquisition. The shares issued were valued at $46,723, which is the net value of assets purchased.

(g)	On November 30, 2015, 8,333 shares of common stock were issued to the Company’s Chief Executive Officer (“CEO”) pursuant to an employment agreement and valued at $8,750 using the market price of the stock on the date of issuance. On December 31, 2015 and January 29, 2016, 25,000 shares of common stock were issued to the Company’s CEO pursuant to the same employment agreement and valued, using market prices of the stock on these dates, at $25,000 and $22,500, respectively

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2016	–	–

Granted	434,622	0.10

Balance, January 31, 2017	434,622	0.10

As at January 31, 2017, the following share purchase warrant was outstanding:

Number of Warrants	Exercise Price $	Expiry Date

434,622	0.10	March 30, 2017

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

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2015	80,000	0.05	–	–
Granted	6,200,000	0.10	3.9	32,000
Expired	(80,000)	(0.05)	–	–

Outstanding, January 31, 2016	6,200,000	0.10	3.9	32,000
Granted	11,320,833	0.48	4.4	36,599
Forfeited	(2,000,000)	(0.10)	–	–

Outstanding, January 31, 2017	15,520,833	0.38	4.2	68,599

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
200,000 options expiring on November 30, 2020	415%	1.48%	0%	3.8
7,250,000 options expiring on February 22, 2021	388%	1.48%	0%	4.3
29,000 options expiring on May 2, 2021	394%	1.48%	0%	4.3
4,000,000 options expiring on December 14, 2021	426%	2.10%	0%	5.0
41,833 options expiring on January 23, 2021	428%	1.94%	0%	5.0

Additional information regarding stock options as of January 31, 2017, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date

200,000	150,000	0.25	November 30, 2020
4,000,000	4,000,000	0.10	December 14, 2020
7,250,000	7,250,000	0.70	February 22, 2021
29,000	27,000	0.34	May 2, 2021
4,000,000	4,000,000	0.10	December 14, 2021
41,833	41,833	0.05	January 23, 2022
15,520,833	15,468,833

$1,267 of stock-based compensation have yet to be recognized and will be recognized in future periods.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

9.	Related Party Transactions

(a)	As at January 31, 2017, the Company owed $4,154 (2016 - $800) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)	As at January 31, 2017, the Company owed $18,421 (2016 – receivable of $866) to the Company’s Chief Executive Officer, which is unsecured, non-interest bearing, and due on demand.

(c)	As at January 31, 2017, the Company owed $nil (2016 - $37,622) to related parties related to stock options to be granted pursuant to the Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 between the Company and IndUS (Note 2).

10.	Income Taxes

The Company has approximately $9 million of non-capital losses carried forward to offset taxable income in future years which expire beginning in fiscal 2029. The income tax benefit differs from the amount computed by applying the Canadian federal and provincial statutory rates to net loss before income taxes for the years ended January 31, 2017 and 2016, respectively, as a result of the following:

	2017 $	2016 $

Net loss before taxes	6,329,029	10,307,065
Statutory rate	26.0%	26.0%

Expected tax recovery	1,645,548	2,679,837
Lower effective tax rate on losses in U.S. jurisdiction	(2,538)	(22)
Permanent differences and other	(1,380,771)	(1,657,428)
Expenses deductible for tax purposes	35	44
Current period losses not recognized	(262,274)	(1,022,431)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at January 31, 2017 and 2016, after applying enacted corporate income tax rates, are as follows:

	2017 $	2016 $

Non-capital losses carried forward	2,351,702	1,664,848
Valuation allowance	(2,351,702)	(1,664,848)

Net deferred tax asset	–	–

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2016

(Expressed in U.S. dollars)

10.	Income Taxes (continued)

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

Expiry Date	Non-Capital Loss $

2029	332,251
2030	214,788
2031	644,545
2032	976,799
2033	107,983
2034	1,088,605
2035	1,114,230
2036	3,546,763
2037	1,018,509
9,044,473

11.	Commitments

The Company’s minimum future lease commitments are:

$

2018	23,900
2019	23,900
2020	12,000

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

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2017, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.	We did not maintain appropriate financial reporting controls – As of January 31, 2017, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2017, our company did not have sufficient financial reporting controls with respect to the ability to process complex accounting issues such as its convertible debenture. Subsequent to January 31, 2017, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Sadler, Gibb & Associates, LLC, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2017 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended January 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 16, 2015, we accepted the resignation of Dr. BJ Bormann as director. We also accepted the resignation of Dr. Bormann as our Chief Executive Officer effective October 16, 2015. Dr. Bormann’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Dr. Ahmad Doroudian, our director and Chairman of the Board, was appointed as our interim Chief Executive Officer.

On November 20, 2015, we appointed Dr. Pravin Chaturvedi as our new Chief Executive Officer and Director. Also on the same date, we accepted the resignation of Dr. Ahmad Doroudian as interim Chief Executive Officer. Dr. Doroudian remained as Chairman of the board. On February 1, 2016, Dr. Doroudian became our Chief Business Officer.

On November 18, 2016, we accepted the resignation of Dr. Ahmad Doroudian as a member of our Audit Committee. Concurrently, we appointed Dr. Wolfgang Renz to the Audit Committee.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Ahmad Doroudian	Chairman, Secretary, Chief Business Officer and Director	56	September 17, 2007
Dr. Pravin Chaturvedi	Chief Executive Officer and Director	54	November 20, 2015
Moira Ong	Chief Financial Officer	42	December 26, 2010
Dr. Patrick Frankham	Director	45	July 24, 2014
Dr. Wolfgang Renz	Director	47	February 5, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Ahmad Doroudian – Chairman, Secretary, Chief Business Officer and Director

Dr. Ahmad Doroudian was as our appointed president, Chief Executive Officer and Director on September 17, 2007 and as Chief Executive Officer and secretary on March 30, 2011. He resigned as President, Chief Executive Officer and Secretary on August 30, 2011 and was re-appointed as President, Chief Executive Officer and Secretary on July 24, 2014. Dr. Doroudian subsequently resigned as President and Chief Executive Officer on February 5, 2015 and was appointed as Chairman on that date. Currently, Dr. Ahmad Doroudian acts as our company’s Chairman, Secretary, Chief Business Officer and Director.

Prior to joining us, Dr. Doroudian was involved in early stage financing and management of private and publicly listed companies. From 1997 to 2004, he acted as the chief executive officer, chairman, vice chairman and director of PanGeo Pharma, Inc. (now PendoPharm, a division of Pharmascience Inc.), a TSX-listed company founded by Dr. Doroudian which received over $100 million dollars in financing. From 2004 through 2007, Dr. Doroudian also served as the president of, Rayan Pharma Inc., an exporter of pharmaceuticals to Eastern Europe. From 2006 to 2008, Dr. Doroudian was owner and chief executive officer of ABF Pharmacy, a group of successful retail pharmacies. Dr. Doroudian was also the chief executive officer of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products.

Dr. Pravin R. Chaturvedi – President, Chief Executive Officer and Director

Dr. Pravin Chaturvedi was the founder of Boston-based IndUS Pharmaceuticals, Inc., which was acquired by our company in November 2015 and a co-founder and serves as interim chief executive officer of Florida-based Oceanyx Pharmaceuticals. He also serves as the Chair of the Scientific Advisory Board (SAB) of San Francisco-based Napo Pharmaceuticals. Previously, he has served as the president and chief executive officer of Boston-based Scion Pharmaceuticals. Dr. Chaturvedi serves on the boards of our company, Oceanyx, FuelEd Schools, Cellanyx, UBERDOC and Sindu Research Laboratories. He has previously served on the Boards of Scion Pharmaceuticals, Bach Pharma, PRADAN USA and TiE Boston. He also serves as an advisory board member to our company, North Shore Innoventures (NSIV)and Springboard Enterprises and previously served as the Chair of the Research Advisory Council for the Health Sciences Center of West Virginia University. He is an adjunct faculty member at Georgetown Medical School.

Over his 28+ year career, Dr. Chaturvedi has participated or led the discovery and/or development activities for several new chemical entities, culminating in the successful development and commercialization of several new drugs that are currently marketed by various companies. Prior to his roles at our company, IndUS, Oceanyx, Napo and Scion Pharmaceuticals, Dr. Chaturvedi, spent several years at Vertex Pharmaceuticals as the Head of Lead Evaluation. Prior to Vertex, he was in the preclinical group at Alkermes and he started his R&D career in the Product Development group at Parke-Davis/WarnerLambert Company (now Pfizer). Dr. Chaturvedi holds a Ph.D. in Pharmaceutical Sciences from West Virginia University and a Bachelor’s in Pharmacy from the University of Bombay.

Moira Ong – Chief Financial Officer

Moira Ong was appointed as our Chief Financial Officer on December 26, 2010. Ms. Ong has more than 19 years of experience in public company accounting and audit reporting. From 2010 through 2012, Ms. Ong was also the vice president of finance of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products. From 2005 until 2010, Ms. Ong was senior manager at a global accounting firm in charge of completion of financial statements for Canadian publicly listed companies. From 2003 to 2005 she served as financial consultant for a private financial planning company. Ms. Ong was a manager in the banking and securities group at a global accounting firm in New York from 2000 to 2003. Ms. Ong obtained her Chartered Professional Accountant designation in 1999 and her Chartered Financial Analyst designation in 2003.

Dr. Patrick Frankham –Director

Dr. Patrick Frankham was appointed as director of our company on July 24, 2014. Dr. Frankham has over 21 years of experience in the biopharmaceutical and services industries. Prior to joining Pivot Pharmaceuticals he was Executive Director, Healthcare Innovation, Boehringer-Ingelheim GmbH. He has also founded several multinational healthcare startup enterprises including healthcare information technology, services and pharmaceuticals companies. His professional experience includes public and private companies as well as multinational corporations. He has developed pharmaceutical products in several therapeutic areas and interacted with global regulatory authorities. Notable prior organizations where he held increasing leadership roles include, Phoenix International Life Sciences (MDS Pharma Services), Endoceutics Inc., AeternaZentaris, BioAxone Biosciences, & ICON Clinical Research. Dr Frankham obtained his PhD in molecular endocrinology (Université Laval, Canada), and holds an MBA in Finance (University of Liverpool, UK). We appointed Dr. Frankham to our board due to his background in the biopharmaceutical industry.

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

Conflicts of Interest

Dr. Chaturvedi is a co-founder and serves as an interim chief executive officer of Oceanyx Pharmaceuticals, a company that is developing novel drugs indicated for the treatment of cancer, bone and neurodegenerative disorders. Dr. Chaturvedi currently also serves on the board of directors of various for-profit entities, including Oceanyx Pharmaceuticals, Cellanyx, UBDERDOC, and a non-profit organization, FuelEd Schools. He also serves on the board of the Indian affiliate of IndUS Pharmaceuticals (Sindu Research Laboratories) and remains the Chair of the SAB for Napo Pharmaceuticals and Jaguar Animal Health, which are focused on gastrointestinal products. He also serves on the advisory boards of non-profit entities (NSIV and Springboard Enterprises) and serves as an Adjunct Professor of Medicine at Georgetown Medical School.

Dr. Doroudian is a co-founder and chief executive officer of Altum Pharmaceuticals Inc., a company engaged in the manufacture and sale of natural health products and the research, development and commercialization of novel pharmaceutical products.

Dr. Renz is president of international business at Physicians Interactive and also serves as adjunct professor of surgery at McGill University’s Faculty of Medicine in Montreal, Canada.

While we do not anticipate that these activities will compete with our business, Dr. Chaturvedi, Dr. Doroudian and Dr. Renz may have pre-existing fiduciary duties with one or more organizations and may not agree to present business opportunities or research data to us unless other entities have first declined to accept them or consented to their release. Accordingly, they may have a conflict of interest in determining to which entity a particular business opportunity should be presented.

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

Our company has a formal audit committee which was formed in May 2010, but currently does not have a financial expert. Our audit committee consists of Dr. Wolfgang Renz and Dr. Patrick Frankham. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended January 31, 2017 and 2016 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compens-ation ($)	Total ($)
Dr. Pravin Chaturvedi (1) President, Chief Executive Officer and Director	2017 2016	125,000 Nil	Nil Nil	54,132 379,720	860,705 Nil	Nil Nil	Nil Nil	Nil Nil	1,039,837 379,720

Moira Ong (2) Chief FinancialOfficer	2017 2016	200,000 Nil	Nil Nil	Nil 191,356	430,352 Nil	Nil Nil	Nil Nil	Nil Nil	630,352 191,356

Dr. Ahmad Doroudian (3) Chairman, Secretary, Chief Business Officer and Director	2017 2016	200,000 Nil	Nil Nil	Nil Nil	860,705 Nil	Nil Nil	Nil Nil	Nil Nil	1,060,705 Nil

Dr. Barbara-Jean Ann Bormann Kennedy (BJ Bormann) (4) Former President, ChiefExecutive Officer and Director	2017 2016	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

___________

(1)	Dr. Chaturvedi was appointed as our president, Chief Executive Officer and Director on November 20, 2015.
(2)	Ms. Ong was appointed as our Chief Financial Officer on December 26, 2010.
(3)	Dr. Doroudian was appointed as our President, Chief Executive Officer and Director on September 17, 2007 and as Chief Executive Officer and Secretary on March 30, 2011. He resigned as President, Chief Executive Officer and Secretary on August 30, 2011 and was re-appointed as president, Chief Executive Officer and secretary on July 24, 2014. Dr. Doroudian subsequently resigned as President and Chief Executive Officer on February 5, 2015 and was appointed as Chairman on that date. Currently Dr. Ahmad Doroudian acts as our company’s Chairman, Secretary, Chief Business Officer and Director.
(4)	Dr. Bormann was appointed as our President, Chief Executive Officer and Director on February 5, 2015. Dr. Bormann resigned as President and Chief Executive Officer on October 16, 2015 and as Director on November 16, 2015.

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

Stock Option Plan

Our company has stock option plan which was adopted and approved by our shareholders on December 30, 2015.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2017:

•	5,000,000 stock options with exercise price of $0.70 and maturity on February 22, 2021 to officers and directors.
•	4,000,000 stock options with exercise price of $0.10 and maturity on December 14, 2021 were granted to two of our directors.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dr. Pravin Chaturvedi President and Chief Executive Officer	2,000,000	2,000,000	N/A	$0.70	February 22, 2021	N/A	N/A	N/A	N/A
Moira Ong Chief FinancialOfficer	1,000,000	1,000,000	N/A	$0.70	February 22, 2021	N/A	N/A	N/A	N/A
Dr. Ahmad Doroudian Chief Business Officer	2,000,000	2,000,000	N/A	$0.70	February 22, 2021	N/A	N/A	N/A	N/A

Option Exercises

During our fiscal year ended January 31, 2017, there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 28, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Dr. Ahmad Doroudian (2) 4172 Doncaster Way Vancouver BC V6S 1V9	27,424,451(3) Common Shares	30.10%
Dr. Pravin Chaturvedi (4) 27 Jenkins Road Andover, MA 01810	6,689,266 (5) Common Shares	7.34%
Moira Ong (6) 2392 Lawson Avenue West Vancouver, BC V7V 2E6	3,000,000 (7) Common Shares	3.29%
Dr. Patrick Frankham (8) 388 De La Vauvette Rosemere, QC, J7A 4J7	4,100,000 (9) Common Shares	4.50%
Dr. Wolfgang Renz (10) Am Hochgericht 31 Rheinfelden, Germany 79618	4,000,000 (11) Common Shares	4.39%
Directors and Officers as a Group(1)	45,213,717 Common Shares	49.62%
Sierra Capital Limited 2nd floor, Marcopole Plaza Halifax Street St. Vincent, British West Indies	4,000,000 Common Shares	4.39%
Over 5% Shareholders as a Group	4,000,000 Common Shares	4.39%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 28, 2017. As of April 28, 2017, there were 75,647,114 shares of our company’s common stock issued and outstanding.

(2)	Dr. Ahmad Doroudian was appointed as our President, Chief Executive Officer and Director on September 17, 2007 and as Chief Executive Officer and Secretary on March 30, 2011. He resigned as President, Chief Executive Officer and Secretary on August 30, 2011 and was re-appointed as President, Chief Executive Officer and Secretary on July 24, 2014. Dr. Doroudian subsequently resigned as President and Chief Executive Officer on February 5, 2015 and was appointed as Chairman on that date. Currently Dr. Ahmad Doroudian acts as our company’s Chairman, Secretary, Chief Business Officer and Director.

(3)	Includes 20,259,501 shares owned by Dr. Doroudian, 200,000 shares owned by Khadija Zerouali, the spouse of Dr. Ahmad Doroudian, 200,000 shares owned by Kinwa Pharma International Company Ltd., a company over which Dr. Ahmad Doroudian and Ms. Zerouali have shared voting and investment power, 4,764,950 shares owned by Sassel Investments Inc., a company over which Dr. Ahmad Doroudian has voting and investment power and 2,000,000 options to purchase shares at $0.70 for a period of five years from February 23, 2016.

(4)	Dr. Chaturvedi was appointed as our President, Chief Executive Officer and Director on November 20, 2015.

(5)	Includes 4,442,428 shares owned by Dr. Chaturvedi, 246,838 shares owned by Divya Chaudhary, the spouse of Dr. Pravin Chaturvedi and 2,000,000 options to purchase shares at $0.70 for a period of five years from February 23, 2016.

(6)	Ms. Ong was appointed as our Chief Financial Officer on December 26, 2010.

(7)	Includes 2,000,000 shares owned by Ms. Ong and 2,000,000 options to purchase shares at $0.70 for a period of five years from February 23, 2016.

(8)	Dr. Patrick Frankham was appointed as Director of our company on July 24, 2014.

(9)	Includes 100,000 shares owned by Inflexion Point Healthcare, a company over which Dr. Frankham has shared voting and investment power with his spouse, 2,000,000 options to purchase shares at $0.10 for a period of five years from December 15, 2015 and 2,000,000 options to purchase shares at $0.10 for a period of five years from December 15, 2016.

(10)	Dr. Renz was appointed as a Director of our company on February 5, 2015.

(11)	Includes 2,000,000 options to purchase shares at $0.10 for a period of five years from December 15, 2015 and 2,000,000 options to purchase shares at $0.10 for a period of five years from December 15, 2016.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of April 28, 2017, securities authorized for issuance under our equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Column A)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (Column B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (Column C)
Equity compensation plans approved by security holders	17,903,455	$0.37	52,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	17,903,455	$0.37	52,000

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

Our audit committee consists of Dr. Wolfgang Renz and Dr. Patrick Frankham.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2017 and for the fiscal year ended January 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2017 $	January 31, 2016 $
Audit Fees	24,000	17,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	24,000	17,500

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014)
3.10	Notice of Alteration removing Pre-Existing Company Provisions (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc.
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)

10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.12	Director Services Agreement dated November 19, 2015 with Dr. Patrick Frankham (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
10.13	Director Services Agreement dated November 19, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
10.14	Consulting Services Agreement dated November 19, 2015 with Dr. Giora Davidai (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
10.15

Plan of Merger and Acquisition Agreement between our company and IndUS Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to our Current Report on Form 8‑K filed on November 23, 2015 and our Current Report on Form 8‑K/A filed on February 3, 2016)

10.16	Employment Agreement dated November 20, 2015 with Dr. Pravin Chaturvedi (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
10.17	Employment Agreement dated February 1, 2016 with Dr. Ahmad Doroudian
10.18	Employment Agreement dated February 1, 2016 with Moira Ong
10.19	Consulting Services Agreement dated February 1, 2016 with Soho Capital Inc.
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99	Additional Exhibits
99.1	Audit Committee Charter
99.2	Stock Option Plan
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: April 28, 2017
Dr. Pravin Chaturvedi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 28, 2017
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 28, 2017
Dr. Pravin Chaturvedi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 28, 2017
Dr. Ahmad Doroudian
Chairman, Secretary and Director

Dated: April 28, 2017
Dr. Patrick Frankham
Director

Dated: April 28, 2017
Dr. Wolfgang Renz
Director

