Form 10-Q
period 2017-04-30
Pivot Pharmaceuticals Inc.
filed 2017-06-13
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☒ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

75,647,114 common shares issued and outstanding as of June 13, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed consolidated financial statements for the period ended April 30, 2017 form part of this quarterly report. All currency references in this report are to U.S. dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended April 30, 2017 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

Period ended April 30, 2017 (unaudited) and January 31, 2017

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	April 30, 2017 $	January 31, 2017 $
	(unaudited)
Assets

Current assets
Cash	46,698	112,421
Prepaid and other current assets	16,804	17,337
Total current assets	63,502	129,758
Security deposit	2,900	2,900
Total assets	66,402	132,658

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	1,187,213	996,853
Due to related parties (Note 7)	24,887	22,574
Convertible debenture, net of discount (Note 3)	365,978	275,011
Derivative liability (Note 4)	221,317	312,541
Total liabilities	1,799,395	1,606,979

Stockholders’ Deficit
Common stock: Unlimited shares authorized, without par value, 75,647,114 and 75,647,114 shares issued and outstanding, respectively	7,327,588	7,327,588
Additional paid-in capital	11,211,784	11,211,031
Accumulated other comprehensive income	645,205	584,813
Accumulated deficit	(20,917,570)	(20,597,753)
Total stockholders’ deficit	(1,732,993)	(1,474,321)

Total liabilities and stockholders’ deficit	66,402	132,658

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Three Months Ended April 30, 2017 $	Three Months Ended April 30, 2016 $
	(unaudited)	(unaudited)

Revenue	–	–

Expenses
Foreign exchange loss	70,137	14,230
General and administrative	53,289	974,350
Management fees	137,295	2,246,579
Professional fees	24,797	96,653

Total expenses	285,518	3,331,812

Loss from operations	(285,518)	(3,331,812)

Other income (expense)
Amortization of discount on convertible debenture	(105,392)	–
Interest expense	(8,789)	–
Gain on change in fair value of derivative liabilities	79,887	–

Total other income (expense)	(34,294)	–

Net loss	(319,812)	(3,331,812)

Other comprehensive income (loss)
Foreign currency translation adjustment	60,392	(186,529)

Net comprehensive loss	(259,420)	(3,518,341)

Net loss per share, basic and diluted	(0.00)	(0.04)

Weighted average shares outstanding – basic and diluted	75,647,114	74,836,659

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Three Months Ended April 30, 2017 $	Three Months Ended April 30, 2016 $
	(unaudited)	(unaudited)

Operating activities
Net loss	(319,812)	(3,331,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debenture	105,392	–
Fair value of stock options vested	773	3,030,288
Gain on change in fair value of derivative liabilities	(79,887)	–
Stock issued for services	–	109,393
Changes in operating assets and liabilities:
Prepaids and other current assets	205	3,306
Accounts payable and accrued liabilities	225,347	109,500
Net cash used in operating activities	(67,982)	(79,325)

Financing activities
Proceeds from related party advances	3,000	–
Net cash provided by financing activities	3,000	–

Effects of exchange rate changes on cash	(741)	37,122

Decrease in cash	(65,723)	(42,203)

Cash – beginning of period	112,421	71,639

Cash – end of period	46,698	29,436

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2017

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2017, the Company has not earned any revenue, has a working capital deficit of $1,735,893 and an accumulated deficit of $20,917,570. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2017

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

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for all exercisable options and warrants and the if-converted method for all outstanding convertible debentures. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at April 30, 2017, the Company had 4,115,304 (January 31, 2017 – 9,692,748) potentially dilutive shares.

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

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2017

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

(h)	Reclassification

Results for the three months ended April 30, 2016 have been reclassified to allocate previously reported stock-based compensation of $3,030,288 as follows: $817,409 to general and administrative, $77,505 to professional fees and $2,135,374 to management fees.

3.	Convertible Debenture

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

The note, including the Initial Advance and any Additional Advances, is convertible into common shares at a conversion price equal to the average closing market price of the Company’s common stock during the five day period leading up to the conversion date. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $134,892 with a corresponding discount to the convertible debenture (Note 4).

Pursuant to the convertible loan agreement, the Company issued 434,622 share purchase warrants to which the lender may acquire an interest in the Company equal to 12% of the maximum principal amount outstanding at any time at a price of $0.10, which equates to the ten day average trading price of the Company’s common stock determined as at September 30, 2016. The Company calculated the 434,622 share purchase warrants based on the maximum outstanding principal balance on the convertible loan as of September 30, 2016. The Company recorded the share purchase warrant at an estimated fair value of $20,154 with a corresponding discount to the convertible debenture (Note 6).

As of April 30, 2017, the carrying value of the convertible debenture is $365,978 (January 31, 2017 - $275,011) which is net of debt discounts related to conversion feature, financing costs and warrants of $nil, $nil and $nil, respectively (January 31, 2017 - $94,709, $6,126 and $6,477, respectively). As of April 30, 2017, interest accrued on the convertible debenture is $17,998 (January 31, 2017 - $10,307) and the fair value of the conversion option derivative liability is $221,317 (January 31, 2017 - $312,541).

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2017

(Expressed in U.S. dollars)

4.	Derivative Liability

Derivative liability consists of convertible debenture with variable conversion price (Note 4). The fair value of derivative liability as at April 30, 2017 and January 31, 2017 is as follows:

	April 30, 2017 $	January 31, 2017 $

September 2016 convertible debenture	221,317	312,541

	221,317	312,541

The fair value of derivative financial liability was determined using the binomial option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
September 2016 convertible debenture	296%	0.45%	0%	0.50
As at April 30, 2017:
September 2016 convertible debenture	229%	0.99%	0%	0.50

5.	Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2017	15,520,833	0.38	4.2	68,599
Granted	–	–	–	–
Forfeited	–	–	–	–

Outstanding, April 30, 2017	15,520,833	0.38	4.0	203,137

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2017

(Expressed in U.S. dollars)

5.	Stock Options (continued)

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
200,000 options expiring on November 30, 2020	408%	1.45%	0%	3.6
29,000 options expiring on May 2, 2021	403%	1.63%	0%	4.0

Additional information regarding stock options as of April 30, 2017, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date

200,000	150,000	0.25	November 30, 2020
4,000,000	4,000,000	0.10	December 14, 2020
7,250,000	7,250,000	0.70	February 22, 2021
29,000	27,000	0.34	May 2, 2021
4,000,000	4,000,000	0.10	December 14, 2021
41,833	41,833	0.05	January 23, 2022
15,520,833	15,468,833

$417 of stock-based compensation have yet to be recognized and will be recognized in future periods.

6.	Share Purchase Warrant

The following table summarizes the continuity of share purchase warrant:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2017	434,622	0.10
Granted	–	–
Balance, April 30, 2017	434,622	0.10

As at April 30, 2017, the following share purchase warrant was outstanding:

Number of Warrants	Exercise Price $	Expiry Date

434,622	0.10	Upon repayment of convertible debenture (Note 3)

Pursuant to the convertible debenture (Note 3), the Company will be required to issue additional share purchase warrants on any Additional Advances to which the lender may acquire an interest in the Company equal to 12% of the maximum principal amount outstanding.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2017

(Expressed in U.S. dollars)

7.	Related Party Transactions

As at April 30, 2017, the Company owed $3,471 (January 31, 2017 - $4,154) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

As at April 30, 2017, the Company owed $21,416 (January 31, 2017 - $18,420) to the Company’s Chief Executive Officer.

8.	Fair Value Measurements

The Company’s financial liabilities carried at fair value measured on a recurring basis as of April 30, 2017 and January 31, 2017, consisted of the following:

	Total fair value at April 30, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$221,317	$-	$221,317	$-

	Total fair value at January 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$312,541	$-	$312,541	$-

_____________
(1) Derivative liability amounts are due to the embedded derivatives of convertible debenture issued by the Company and are calculated using the binomial option pricing model (Note 4).

The Company has no financial assets carried at fair value.

9.	Commitments

The Company’s minimum future lease commitments are:

$

2018	17,900
2019	23,900
2020	12,000

10.	Subsequent Events

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

One of our areas of focus includes developing therapeutic applications for existing drugs using novel delivery technologies for the treatment of diseases and conditions specific to cancer and/or urological disturbances in women. The diseases and conditions that are the subject of our research and development program include addressing resistant cancers affecting women’s health and developing new treatment options using novel drugs and/or novel delivery approaches to address oncological and urological conditions such as various gynecological and breast cancers as well as lower urinary tract symptoms such as overactive bladder. Our current pipeline addresses the therapeutic areas of cancer and potentially other indications such as lower urinary tract symptoms (LUTS) and pain:

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

Our Research and Development Strategy

Our management team has implemented a business minded and cost conscious approach to product research and development by focusing on development of novel therapies to address unmet needs in women’s health. Our research and development strategy will apply novel delivery options for new and/or existing drugs to address unmet medical needs affecting women’s health as well as advance some of its patented and proprietary novel anticancer drugs in gynecological and/or breast cancers through its recent acquisition of IndUS.

In order for a drug to be successful, it must be both efficacious and acceptably safe. Before a drug may be commercially marketed, it must be scrutinized and approved by applicable health authorities (such as Health Canada and the Food and Drug Administration (“FDA”) in the United States) in each country or jurisdiction where it is sought to be sold. In pharmaceutical research and development, clinical trials are conducted to assess the safety and efficacy of the drug and the data to be collected for such new drugs. Health authorities then scrutinize the preclinical and clinical data and determine, based on the results, whether a drug may be sold to the public. Similarly, clinical trials can only take place once satisfactory information has been gathered on the quality of the product and its non clinical safety, and approval to conduct clinical trials has been granted by the appropriate health authority in the country where the trial is scheduled to take place.

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

Our research and development strategy includes the development of novel anticancer drugs targeting subsets of women’s cancer patients that have metastatic endometrial, triple-negative breast and/or ovarian cancer, to explore the opportunity of securing an orphan drug designation (intended for patient populations <200,000 in the US). Since our anticancer portfolio has novel drugs that will require the conduct of nonclinical and clinical studies for new molecular entities (NMEs); we may also use targeted delivery options for approved (generic) drugs to avoid the higher cost of repeating one or more pre-clinical or clinical, safety, pharmacokinetic or other tests by applying novel drug delivery approaches to get targeted delivery of drugs and get a quicker time to market by leveraging a US regulatory pathway termed 505b2 applications. In doing so, a company may reduce the time required to complete the necessary research and development activities, which can typically take in excess of ten years, by more than half, as well as reduce the corresponding development costs.

Our acquisition of Greater Boston-based IndUS has provided us with a portfolio of novel, patented and proprietary, novel anticancer drug candidates from multiple chemical classes of molecules referred to as pyrrolobenzodiazepine dimers (PBDs). These molecules have shown excellent anticancer potential during their initial biological testing conducted at the National Cancer Institute in Bethesda, MD. Subsequent to their initial biological evaluation, chemical scale-up and formulation studies were conducted to evaluate their pharmacokinetics in rats and two novel and patented pyrrolobenzodiazepine dimers were prioritized for advancement through preclinical studies to support first-in-human studies. PVT-005 and PVT-006 provide novel treatment options in combination with existing chemotherapeutic regimens to address unmet medical needs in women’s cancers. Our initial focus for PVT-005 is in patients with metastatic endometrial cancer, which harbors microsatellite (genomic) instability mutations in DNA replication and repair pathways that render the cancer resistant to many existing chemotherapy options. It is estimated that approximately 43,000 women in the United States have metastatic endometrial cancer that would become eligible for new therapy options following their initial treatments and PVT-005 will be added to the standard chemotherapeutic regimen(s) that will be used to treat metastatic endometrial cancer. Similarly, PVT-006, a novel and patented pyrrolobenzodiazepine dimer, distinct from PVT-005, has been identified as a lead candidate to address unmet medical needs of women with triple-negative breast cancer. Triple-negative breast cancer is a very aggressive form of breast cancer that affects younger women, predominantly of African-American descent. It is estimated that approximately 170,000 women in the United States have triple-negative breast cancer. Five different molecular subtypes of triple-negative breast cancer have been identified and the basal-like subtype of triple-negative breast cancer (BL-TNBC) affects at least 40,000 women in the United States. PVT-006 is more likely to be effective in combination with existing anticancer agents, in basal-like triple-negative breast cancer subtype due to their mutations in DNA repair and replication pathways, which PVT-006 targets as its mechanism of action.

Preclinical safety studies will be conducted over the next 12 months to advance at least one of these candidates to an IND-stage to allow initiation of clinical studies in these highly unmet medical needs in women’s cancer.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended April 30, 2017, which are included herein.

Our operating results for the three months ended April 30, 2017 and 2016 are summarized as follows:

	Three Months Ended
	April 30,
	2017		2016
Revenue	$	Nil	$	Nil
Depreciation	$	Nil	$	Nil
Foreign exchange (gain) loss		$70,137		$14,230
General and administrative		$53,289		$974,350
Management fees		$137,295		$2,246,579
Professional fees		$24,797		$96,653
Total Other (Income) Expenses		$34,294	$	Nil
Net Income (Loss)		$(319,812)		$(3,331,812)

For the three months ended April 30, 2017, our net loss decreased by $3,012,000 as compared to the three months ended April 30, 2016. During the three months ended April 30, 2016, $3,030,288 of stock options vested as compared to $773 for the three months ended April 30, 2017.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	January 31,
	2017	2017
Current Assets	$63,502	$129,758
Current Liabilities	$1,799,395	$1,606,979
Working Capital (Deficit)	$(1,735,893)	$(1,477,221)

Our total current assets as of April 30, 2017 were $63,502 as compared to total current assets of $129,758 as of January 31, 2017. The decrease was primarily due to operating expenditures paid during the period. Our total current liabilities as of April 30, 2017 were $1,799,395 as compared to total current liabilities of $1,606,979 as of January 31, 2017. The increase in current liabilities was primarily attributed to the accrual of management fees pursuant to management agreements during the period.

Cash Flows

	Three Months Ended
	April 30,
	2017	2016
Net Cash Used In Operating Activities	$(67,982)		$(79,325)
Net Cash Provided By Financing Activities	$3,000	$	Nil
Effects of Exchange Rate Changes on Cash	$(741)		$37,122
Increase (Decrease) in Cash During the Period	$(65,723)		$(42,203)

Operating Activities

During the three months ended April 30, 2017, our cash used by operating activities decreased by $11,343 when compared to cash used in operating activities during the three months ended April 30, 2016. The decrease in cash used for operating activities was a result of continued efforts at cash conservation.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2017 and 2016.

Financing Activities

During the three months ended April 30, 2017, we received $3,000 (2016 - $nil) in cash from financing activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Current Report on Form 8-K filed on June 4, 2014)
3.10	Form 11 Notice of Alteration (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. (filed on June 17, 2015 with our Annual Report on Form 10-K/A)

(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)

Exhibit Number	Description

10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.12	Director Services Agreement dated November 19, 2015 with Dr. Patrick Frankham (incorporated by reference to our Quarterly Report on Form 10 Q filed on December 15, 2015)
10.13	Director Services Agreement dated November 19, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Quarterly Report on Form 10 Q filed on December 15, 2015)
10.14	Consulting Services Agreement dated November 19, 2015 with Dr. Giora Davidai (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
10.15

Plan of Merger and Acquisition Agreement between our company and IndUS Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to our Current Report on Form 8‑K filed on November 23, 2015 and our Current Report on Form 8‑K/A filed on February 3, 2016)

10.16	Employment Agreement dated November 20, 2015 with Dr. Pravin Chaturvedi (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
10.17	Employment Agreement dated February 1, 2016 with Dr. Ahmad Doroudian (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.18	Employment Agreement dated February 1, 2016 with Moira Ong (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.19	Consulting Services Agreement dated February 1, 2016 with Soho Capital Inc.(filed on April 29, 2016 with our Annual Report on Form 10-K)

(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

99	Additional Exhibits
99.1	Audit Committee Charter (filed on June 17, 2015 with our Annual Report on Form 10-K/A)
99.2	Stock Option Plan (filed on November 25, 2015 with our Definitive Proxy Statement on Schedule 14A)

101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: June 13, 2017	By:	/s/ Pravin Chaturvedi
Dr. Pravin Chaturvedi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 13, 2017	By:	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

