Form 10-Q
period 2017-07-31
Pivot Pharmaceuticals Inc.
filed 2017-09-15
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

75,847,114 common shares issued and outstanding as of September 15, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed consolidated financial statements for the period ended July 31, 2017 form part of this quarterly report. All currency references in this report are to U.S. dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended July 31, 2017 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

Period ended July 31, 2017 (unaudited) and January 31, 2017

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	July 31, 2017 $	January 31, 2017 $
	(unaudited)
Assets
Current assets
Cash	9,943	112,421
Prepaid and other current assets	23,195	17,337

Total current assets	33,138	129,758

Security deposit	2,900	2,900

Total assets	36,038	132,658

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	736,565	996,853
Due to related parties (Note 7)	47,000	22,574
Convertible debenture, net of discount (Note 3)	394,042	275,011
Derivative liability (Note 4)	142,905	312,541

Total liabilities	1,320,512	1,606,979

Stockholders’ Deficit
Common stock: Unlimited shares authorized, without par value, 75,847,114 and 75,647,114 shares issued and outstanding, respectively	7,351,568	7,327,588
Additional paid-in capital	11,764,740	11,211,031
Accumulated other comprehensive income	522,339	584,813
Accumulated deficit	(20,923,121)	(20,597,753)

Total stockholders’ deficit	(1,284,474)	(1,474,321)

Total liabilities and stockholders’ deficit	36,038	132,658

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. dollars)

	Three Months Ended July 31, 2017 $	Three Months Ended July 31, 2016 $	Six Months Ended July 31, 2017 $	Six Months Ended July 31, 2016 $
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	-	-	-	-

Expenses
Foreign exchange (gain) loss	(7,575)	63,129	62,562	77,359
General and administrative	75,641	72	128,930	974,421
Management fees	132,478	1,122,368	269,773	3,368,947
Professional fees	48,211	(6,171)	73,008	90,483

Total expenses	248,755	1,179,398	534,273	4,511,210

Loss from operations	(248,755)	(1,179,398)	(534,273)	(4,511,210)

Other income (expense)
Amortization of discount on convertible debenture	–	–	(105,392)	–
Gain on change in fair value of derivative liabilities	91,564	–	171,451	–
Gain on settlement of debts	160,000	–	160,000	–
Interest expense	(8,365)	–	(17,154)	–

Total other income (expense)	243,199	–	208,905	–

Net loss	(5,556)	(1,179,398)	(325,368)	(4,511,210)

Other comprehensive income (loss)
Foreign currency translation adjustment	2,081	(36,363)	62,473	150,166

Net comprehensive loss	(3,475)	(1,215,761)	(262,895)	(4,361,044)

Net income (loss) per share, basic and diluted	(0.00)	(0.02)	(0.00)	(0.06)

Weighted average shares outstanding – basic and diluted	75,737,423	75,179,627	75,693,254	75,010,761

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Six Months Ended July 31, 2017 $	Six Months Ended July 31, 2016 $
	(unaudited)	(unaudited)

Operating activities

Net loss	(325,368)	(4,511,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debenture	105,392	–
Fair value of stock options vested	773	3,858,395
Gain on change in fair value of derivative liabilities	(171,451)	–
Gain on settlement of debts	(160,000)	–
Stock issued for services	23,986	252,598
Changes in operating assets and liabilities:
Prepaids and other current assets	(5,376)	13,686
Accounts payable and accrued liabilities	403,022	271,953

Net cash used in operating activities	(129,022)	(114,578)

Financing activities
Proceeds from related party advances	25,500	33,000

Net cash provided by financing activities	25,500	33,000

Effects of exchange rate changes on cash	1,044	12,989

Decrease in cash	(102,478)	(68,589)

Cash – beginning of period	112,421	71,639

Cash – end of period	9,943	3,050

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities
Capital contribution through forgiveness of debt	520,425	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended July 31, 2017

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2017, the Company has not earned any revenue, has a working capital deficit of $1,287,374 and an accumulated deficit of $20,923,121. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Period ended July 31, 2017

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

The consolidated financial statements incorporate the financial statements of the Company and entities controlled by the Company. Control is achieved where the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The consolidating entities include:

	% of ownership	Jurisdiction

Pivot Pharmaceuticals Inc.	Parent	Canada
IndUS Pharmaceuticals, Inc. (“IndUS”)	100%	USA

(e)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for all exercisable options and warrants and the if-converted method for all outstanding convertible debentures. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2017, the Company had 5,908,347 (January 31, 2017 – 9,692,748) potentially dilutive shares.

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

Period ended July 31, 2017

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

Pursuant to the convertible loan agreement, the Company issued 434,622 share purchase warrants to which the lender may acquire an interest in the Company equal to 12% of the maximum principal amount outstanding at any time at a price of $0.10 per share, which equates to the ten day average trading price of the Company’s common stock determined as at September 30, 2016. The Company calculated the 434,622 share purchase warrants based on the maximum outstanding principal balance on the convertible loan as of September 30, 2016. The Company recorded the share purchase warrant at an estimated fair value of $20,154 with a corresponding discount to the convertible debenture (Note 6).

As of July 31, 2017, the carrying value of the convertible debenture is $394,042 (January 31, 2017 - $275,011) which is net of debt discounts related to conversion feature, financing costs and warrants of $nil, $nil and $nil, respectively (January 31, 2017 - $94,709, $6,126 and $6,477, respectively). As of July 31, 2017, interest accrued on the convertible debenture is $27,748 (January 31, 2017 - $10,307) and the fair value of the conversion option derivative liability is $142,905 (January 31, 2017 - $312,541). As of July 31, 2017, the Company has not repaid the convertible debenture, which is in default.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended July 31, 2017

(Expressed in U.S. dollars)

4.	Derivative Liability

Derivative liability consists of convertible debenture with variable conversion price (Note 3). The fair value of derivative liability as at July 31, 2017 and January 31, 2017 is as follows:

	July 31, 2017 $	January 31, 2017 $

September 2016 convertible debenture	142,905	312,541

	142,905	312,541

The fair value of derivative financial liability was determined using the binomial option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
September 2016 convertible debenture	296%	0.45%	0%	0.50
As at July 31, 2017:
September 2016 convertible debenture	162%	1.13%	0%	0.25

5.	Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2017	15,520,833	0.38	4.2	68,599
Granted	–	–	–	–
Forfeited	–	–	–	–

Outstanding, July 31, 2017	15,520,833	0.38	3.73	1,590

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended July 31, 2017

(Expressed in U.S. dollars)

5.	Stock Options (continued)

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

29,000 options expiring on May 2, 2021	394%	1.68%	0%	3.7

Additional information regarding stock options as of July 31, 2017, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date

200,000	200,000	0.25	November 30, 2020
4,000,000	4,000,000	0.10	December 14, 2020
7,250,000	7,250,000	0.70	February 22, 2021
29,000	28,000	0.34	May 2, 2021
4,000,000	4,000,000	0.10	December 14, 2021
41,833	41,833	0.05	January 23, 2022
15,520,833	15,519,833

$37 of stock-based compensation have yet to be recognized and will be recognized in future periods.

6.	Share Purchase Warrant

The following table summarizes the continuity of share purchase warrant:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2017	434,622	0.10

Granted	–	–

Balance, July 31, 2017	434,622	0.10

As at July 31, 2017, the following share purchase warrant was outstanding:

Number of Warrants	Exercise Price $	Expiry Date

434,622	0.10	Upon repayment of convertible debenture (Note 3)

Pursuant to the convertible debenture (Note 3), the Company will be required to issue additional share purchase warrants on any Additional Advances to which the lender may acquire an interest in the Company equal to 12% of the maximum principal amount outstanding.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended July 31, 2017

(Expressed in U.S. dollars)

7.	Related Party Transactions

As at July 31, 2017, the Company owed $3,737 (January 31, 2017 - $4,154) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

As at July 31, 2017, the Company owed $43,264 (January 31, 2017 – $18,420) to the Company’s past Chief Executive Officer (Note 10).

At July 31, 2017, $552,889 of accrued management fees to the Company’s Chief Financial Officer and Chief Business Officer were forgiven.

8.	Fair Value Measurements

The Company’s financial liabilities carried at fair value measured on a recurring basis as of July 31, 2017 and January 31, 2017, consisted of the following:

	Total fair value at July 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$142,905	$-	$142,905	$-

	Total fair value at January 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$312,541	$-	$312,541	$-

_______________
(1) Derivative liability amounts are due to the embedded derivatives of convertible debenture issued by the Company and are calculated using the binomial option pricing model (Note 4).

The Company has no financial assets carried at fair value.

9.	Commitments

The Company’s minimum future lease commitments are:

$

2018	12,000
2019	23,900
2020	12,000

10.	Subsequent Events

On September 11, 2017, the Company entered into an exchange agreement with its subsidiary, IndUS, and its Chief Executive Officer whereby the Company exchanged all of its outstanding common stock of IndUS for 3,800,000 common stock of the Company, upon with its Chief Executive Officer resigned. As part of this exchange agreement, the Company provided its past Chief Executive Officer with a non-interest bearing promissory note of $200,000 payable at the earlier of 45 days after the completion of a financing of at least $2,000,000 and September 10, 2027, and in discharge of all obligations with respect to all accrued and unpaid salary through September 11, 2017. Approximately $350,000 of liabilities belonging to IndUS will be assumed by the Company’s past Chief Executive Officer.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended July 31, 2017

(Expressed in U.S. dollars)

10.	Subsequent Events (continued)

Concurrently, on September 11, 2017, the Company appointed Dr. Patrick Frankham as its interim Chief Executive Officer.

On September 12, 2017, the Company entered into a licensing agreement with Altum Pharmaceuticals Inc. (“Altum”) whereby the Company was granted worldwide rights to BiPhasix Transdermal Drug Delivery Technology (“BiPhasix Technology”) for the delivery and commercialization of cannabinoids, cannabidiol (“CBD”), and tetrahydrocannabinol-based products. Financial consideration includes:

•	Issuance of 2,500,000 shares of common stock on closing of the licensing agreement (issuable as at September 15, 2017);

•	Issuance of 2,500,000 shares of common stock of the Company upon Health Canada Natural Product Number (“NPN”) approval for a CBD product developed using the BiPhasix Technology;

•	Five percent (5%) royalties on annual net sales; and

•	For pharmaceutical products:

o	$1,000,000 payable upon first Investigative New Drug Application approval;

o	$1,000,000 payable upon positive outcome of Phase II trial in first indication; and

o	$2,000,000 payable upon New Drug Application approval.

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

On November 20, 2015, we completed the acquisition of IndUS Pharmaceuticals, Inc. (“IndUS”), a Delaware corporation, pursuant to an Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 among our company, Pivot Pharma U.S. Inc., our wholly owned subsidiary, IndUS and Sindu Research Laboratories Pvt Ltd. As consideration for the purchase, we issued 4,512,500 shares of common stock on November 23, 2015 and 237,500 shares of common stock on December 4, 2015 and granted 41,833 stock options pursuant to the Agreement and Plan of Merger. As part of the acquisition, we appointed Dr. Pravin Chaturvedi as our new Chief Executive Officer and Director. On September 11, 2017, we completed an exchange agreement whereby the Company exchanged with Dr. Chaturvedi 100% of its shares of common stock of IndUS for 3,800,000 shares of common stock of Pivot, upon which Dr. Chaturvedi resigned as Chief Executive Officer and Director.

On September 12, 2017, we entered into a licensing agreement with Altum Pharmaceuticals Inc. (“Altum”) whereby we were granted worldwide rights to BiPhasix Transdermal Drug Delivery Technology (“BiPhasix Technology”) for the delivery and commercialization of cannabinoids, cannabidiol (“CBD”), and tetrahydrocannabinol (“THC”) based products. Financial consideration included:

•	Issuance of 2,500,000 shares of common stock on closing of the licensing agreement (issuable as at September 15, 2017);

•	Issuance of 2,500,000 shares of common stock of the Company upon Health Canada Natural Product Number (“NPN”) approval for a CBD product developed using the BiPhasix Technology;

•	Five percent (5%) royalties on annual net sales; and

•	For pharmaceutical products:

o	$1,000,000 payable upon first Investigative New Drug Application approval;

o	$1,000,000 payable upon positive outcome of Phase II trial in first indication; and

o	$2,000,000 payable upon New Drug Application approval..

Our principal executive office is located at 1275 West 6th Avenue, Vancouver, B.C. Canada V6H 1A6. Our telephone number is (604) 805-7783.

Our Current Business

We are an emerging biopharmaceutical company engaged in the development and commercialization of therapeutic pharmaceuticals and nutraceuticals, as well as drug delivery platform technologies.

On the pharmaceutical side, Pivot focuses on development of proprietary drug delivery technologies for multiple indications using small molecules, biological and botanical (e.g. cannabinoids) products to treat unmet medical needs. Pivot has in-licensed a patented topical transdermal drug delivery technology platform, BiPhasix, for delivery of cannabinoids.

On the nutraceutical side, Pivot focuses on the research, development, and commercialization of cannabinoid based nutraceuticals. We will generate data to support the safety and efficacy of cannabinoids as Natural Health Product (“NHPs”) as outlined in Health Canada Regulations in order to make particular health claims. Health Canada publishes the Natural Health Products Regulations (“NHPR”) which set out the requirements governing the sale, manufacture, packaging, labelling, importation, distribution and storage of NHPs.

According to Health Canada, the objective of the NHPR is to provide reasonable assurance that products offered for sale in Canada are safe, efficacious and of high quality. Pivot may also follow applicable and harmonized regulations for product development and commercialization in the US, European Union and Asia Pacific regions. Alternatively, we will commercialize certain cannabinoid products with a Licensed Producer and/or Licensed Distributor as per the regulations concerning Access to Cannabis for Medical Purposes Regulations (“ACMPR”) since certain active ingredients in cannabinoids remain restricted until new legislation permits ease of development and distribution in 2018.

Lastly, Pivot may also develop products containing cannabinoid active ingredients obtained from industrial hemp according to the Industrial Hemp Regulations (“IHR”) permitting such products provided they are sourced from industrial hemp. Otherwise stated, this means that the plants and plant parts of the genera Cannabis, the leaves and flowering heads of which do not contain more than 0.3% THC w/w, and includes the derivatives of such plants and plant parts.

Our pipeline targets indications such as cancer supportive care, pain and inflammation, women’s sexual dysfunction, dermatology and eye disease.

Our overall strategy includes the following:

1.	Acquire market-ready natural health products from third-parties for rebranding and re-sale;

2.	Acquire cannabinoid-based food additives for consumer sales;

3.	Develop cannabinoid-based natural health products using our BiPhasix topical platform technology;

4.	Develop pharmaceutical products delivered using our BiPhasix topical platform technology;

5.	Obtain partnerships with Health Canada approved Authorized Licensed Producers and/or Licensed Distributors, which can provide restricted and non-restricted cannabinoids as per the ACMPR or the IHR;

6.	Acquire novel proprietary drug delivery technologies, for example, metered dose, intra-nasal, suppositories;

7.	Make an application at the appropriate time to acquire Health Canada’s Authorized Licensed Producers and Licensed Dealers licenses as per the ACMPR;

8.	Out-license our platform technologies to Licensed Producers or Licensed Distributors and other drug developers;

9.	Secure and develop further intellectual property;

10.	Opportunistically acquire later‑stage drug candidates that provide new treatment options to address unmet medical needs in health care; and

11.	Establish partnerships with large and specialty pharmaceutical companies and/or biotechnology companies to collaboratively develop and/or commercialize our products.

Our Research and Development Strategy

Our management team has implemented a business minded and cost conscious approach to product research and development by focusing on development of novel therapies to address unmet needs in health care. Our research and development strategy will apply novel drug delivery options for new and/or existing drugs or NHPs.

For a drug to be successful it must be both efficacious and acceptably safe. Before a drug may be commercially marketed, it must be scrutinized and approved by applicable health authorities (such as Health Canada and the FDA in the United States) in each country or jurisdiction where it is sought to be sold. In pharmaceutical research and development, clinical trials are conducted to assess the safety and efficacy of the drug and the data to be collected for such new drugs. Health authorities then scrutinize the preclinical and clinical data and determine, based on the results, whether a drug may be sold to the public. Similarly, clinical trials can only take place once satisfactory information has been gathered on the quality of the product and its non-clinical safety, and approval to conduct clinical trials has been granted by the appropriate health authority in the country where the trial is scheduled to take place.

Clinical trials involving new drugs are commonly classified into four phases. Each phase of the drug approval process is treated as a separate clinical trial. The drug development process will normally proceed through all four phases over many years. If the drug successfully passes through Phases I, II and III, it will usually be approved by the national regulatory authority for use in the general population. Phase IV trials are ‘post approval’ studies. Due to the considerable cost that may be required to complete a full series of clinical trials, the burden of paying for all the necessary people and services is usually borne by the sponsor, who may be the pharmaceutical or biotechnology company that developed the drug that is the subject of the study. Since the diversity of roles may exceed the resources of the sponsor, clinical trials are often managed by outsourced partners such as contract research organizations. Furthermore, approval rates for new drugs at each clinical trial stage are prohibitively low, which may require the sponsor to finance additional trials or abandon the drug under development altogether.

We will also develop products regulated under Canada’s Natural Health Products Guidance and support claims with clinical based data as per current regulations.

Preclinical safety studies for pharmaceutical or NHP product development will be conducted over the next 12 months to advance at least one of our product candidates.

Our Product Candidates

PGS-N005 (Female Sexual Dysfunction CBD Topical Cream)

Using our BiPhasix platform technology, we will develop and commercialize a topical cream containing CBDs (“PGS-N005”) for perimenopausal, menopausal and post-menopausal women who have noticed a decline in sexual desire and response, known as hypoactive sexual desire disorder. Up to 63% of sexually active women in the U.S. might be affected by female sexual dysfunction (“FSD”). While erectile dysfunction in men has been extensively researched, very little has been completed on FSD which can involve reduced sex drive, difficulty becoming aroused, vaginal dryness, lack of orgasm and decreased sexual satisfaction. The FSD market in the U.S. is estimated to exceed $4 billion with over 50 million potential sufferers.1

PGS-N007 (Psoriasis BiPhasix CBD Topical Cream)

Using our BiPhasix platform technology, we will develop and commercialize a topical cream containing CBDs (“PGS-N007”) for psoriasis. Preclinical research has shown that CBD has potent anti-inflammatory properties suggesting that cannabinoids may be helpful for inflammation-related skin conditions like psoriasis and eczema. CBD, THC and other cannabinoids are anti-psoriasis agents. Under a psoriasis condition, skin cells are replaced every three to five days rather than the normal 30 days. This excessive and rapid growth of the epidermal layer of the skin generates red, itchy and scaly patches, which may be localized or completely cover the body.2

Psoriasis is generally considered an autoimmune and genetic disease triggered by environmental factors. Cold, medications, infections, traumas, body and psychological stress may play a role in starting the disease. Psoriasis is not contagious and there is no current cure for it. However, various treatments can control the symptoms. Psoriasis is associated with an increased risk of psoriatic arthritis, lymphomas, cardiovascular disease, Crohn's disease and depression. Psoriatic arthritis affects up to 30% of individuals with psoriasis.

__________

1 https://www.researchgate.net/publication/7977139_Female_sexual_dysfunction

2 https://www.royalqueenseeds.com/blog-cbd-can-relieve-psoriasis-by-balancing-immune-systems-response-n423

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended July 31, 2017, which are included herein.

Our operating results for the three and six months ended July 31, 2017 and 2016 are summarized as follows:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2017		2016		2017		2016
Revenue	$	Nil		Nil	$	Nil	$	Nil
Depreciation	$	Nil		Nil	$	Nil	$	Nil
Foreign exchange (gain) loss		$(7,575)		$63,129		$62,562		$77,359
General and administrative		$75,641		$72		$128,930		$974,421
Management fees		$132,478		$1,122,368		$269,773		$3,368,947
Professional fees		$48,211		$(6,171)		$73,008		$90,483
Total Other (Income) Expenses		$(243,199)	$	Nil		$(208,905)	$	Nil
Net Income (Loss)		$(5,556)		$(1,179,398)		$(325,368)		$(4,511,210)

For the three months ended July 31, 2017, our net loss decreased by $1,173,842 as compared to the three months ended July 31, 2016. During the three months ended July 31, 2016, $795,248 of share-based compensation was recognized related to vesting of stock options granted to management, directors, consultants and advisors compared to $4 for the three months ended July 31, 2017. In addition, during the three months ended July 31, 2017, we recognized $160,000 of gain on settlement of debts related to accrued consulting fees forgiven.

For the six months ended July 31, 2017, our net loss decreased by $4,185,842 as compared to the six months ended July 31, 2016 due to $3,858,395 of share-based compensation recognized during the six months ended July 31, 2016 related to vesting of stock options as compared to $773 recognized during the six months ended July 31, 2017. In addition, during the six months ended July 31, 2017, we recognized $160,000 of gain on settlement of debts related to accrued consulting fees forgiven.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	January 31,
	2017	2017
Current Assets	$33,138	$129,758
Current Liabilities	$1,320,512	$1,606,979
Working Capital (Deficit)	$(1,287,374)	$(1,477,221)

Our total current assets as of July 31, 2017 were $33,138 as compared to total current assets of $129,758 as of January 31, 2017. The decrease was primarily due to operating expenditures paid during the period. Our total current liabilities as of July 31, 2017 were $1,320,512 as compared to total current liabilities of $1,606,979 as of January 31, 2017. The decrease in current liabilities was primarily attributed to forgiveness of accrued management and consulting fees during the three months ended July 31, 2017.

Cash Flows

	Six Months Ended
	July 31,
	2017	2016
Net Cash Used In Operating Activities	$(129,022)	$(114,578)
Net Cash Provided By Financing Activities	$25,500	$33,000
Effects of Exchange Rate Changes on Cash	$1,044	$12,989
Increase (Decrease) in Cash During the Period	$(102,478)	$(68,589)

Operating Activities

During the six months ended July 31, 2017, our cash used by operating activities increased by $14,444 when compared to cash used in operating activities during the six months ended July 31, 2016. The increase in cash used for operating activities was a result of payments made related to professional fees.

Investing Activities

We did not have any investing activities during the six months ended July 31, 2017 and 2016.

Financing Activities

During the six months ended July 31, 2017, we received $25,500 (2016 - $33,000) in cash from financing activities.

In order for our company to expand its operations, we will require additional funds. The required additional funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we have negative cash flows from operating activities and may continue to be unprofitable. We will need to raise additional funds in the immediate future in order to proceed with our expanded operations. We have negative cash flows from operating activities. If we cannot generate sufficient revenues to operate with positive cash flows from operating activities or are unable to raise additional funds, we may suspend or cease our operations.

In order for the Company to expand its operations and pursue its business plans related to development of its product candidates, we will require additional funds. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months for our expanded operations to be as follows:

Estimated Expenses (C$)
Research and Development Costs:
Studies of active pharmaceutical ingredient	17,500
Stage 1 – BiPhasix cream development without active pharmaceutical ingredient	35,750
Stage 2 – BiPhasix creadm development with active pharmaceutical ingredient	145,000
Scientific data	66,500
Supply of active pharmaceutical ingredient	80,000
Regulatory	115,000
Sales and Marketing Costs:
Market commercialization	215,000
Entertainment and promotion	20,000
Investor relations	60,000
Travel	60,000
Operating Expenses:
Insurance	40,000
Professional fees	120,000
Public company expenses	65,000
Salaries and benefits	800,000
Telephone and internet	6,000
Vehicles and transportation	6,000
Total:	1,851,750

Based on our expanded planned expenditures, we will require additional funds of approximately C$1.9 million to proceed with our expanded business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Funds raised will be used towards the recruitment of appropriate management and research and development personnel, as well as towards product development expenditures. Specifically, the funds will be used to cover research and development expenses associated with 1) manufacturing scale-up of both PGS-N005 and PGS-N007 at a Good Manufacturing Practices (“GMP”) certified, high potency drug manufacturing facility; 2) development and manufacture of formulation of PGS-N005 and PGS-N007 at a GMP-certified product manufacturing facility for administration of the drug candidates in animals (for safety evaluation) and subsequently to humans; and 3) submission to appropriate regulatory authorities for NHP registration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Current Report on Form 8-K filed on June 4, 2014)
3.10	Form 11 Notice of Alteration (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. (filed on June 17, 2015 with our Annual Report on Form 10K/A)

(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)

Exhibit Number	Description
10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.12	Director Services Agreement dated November 19, 2015 with Dr. Patrick Frankham (incorporated by reference to our Quarterly Report on Form 10 Q filed on December 15, 2015)
10.13	Director Services Agreement dated November 19, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Quarterly Report on Form 10 Q filed on December 15, 2015)
10.14	Consulting Services Agreement dated November 19, 2015 with Dr. Giora Davidai (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2015)
10.15

Plan of Merger and Acquisition Agreement between our company and IndUS Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2015 and our Current Report on Form 8-K/A filed on February 3, 2016)

10.16	Employment Agreement dated November 20, 2015 with Dr. Pravin Chaturvedi (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2015)
10.17	Employment Agreement dated February 1, 2016 with Dr. Ahmad Doroudian (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.18	Employment Agreement dated February 1, 2016 with Moira Ong (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.19	Consulting Services Agreement dated February 1, 2016 with Soho Capital Inc. (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.20*	Convertible debenture agreement dated September 29, 2016 with Avro Capital Partners Inc.
10.21

Exchange Agreement between our company, IndUS Pharmaceuticals, Inc. and Pravin Chaturvedi, dated September 11, 2017 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2017)

10.22	Licensing Agreement between our company and Altum Pharmaceuticals Inc. dated September 12, 2017 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2017)
10.23*	Debt Forgiveness Agreement dated July 31, 2017 between our company and Dr. Ahmad Doroudian
10.24*	Debt Forgiveness Agreement dated July 31, 2017 between our company and Moira Ong
10.25*	Debt Forgiveness Agreement dated July 31, 2017 between our company and Soho Capital Inc.

(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

99	Additional Exhibits
99.1	Audit Committee Charter (filed on June 17, 2015 with our Annual Report on Form 10K/A)
99.2	Stock Option Plan (filed on November 25, 2015 with our Definitive Proxy Statement on Schedule 14A)

101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: September 15, 2017	/s/ Patrick Frankham
Dr. Patrick Frankham
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 15, 2017	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

