Form 10-Q
period 2017-10-31
Pivot Pharmaceuticals Inc.
filed 2017-12-15
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

82,223,323 common shares issued and outstanding as of December 15, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed consolidated financial statements for the period ended October 31, 2017 form part of this quarterly report. All currency references in this report are to U.S. dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended October 31, 2017 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

Period ended October 31, 2017 (unaudited) and January 31, 2017

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2017 $	January 31, 2017 $
	(unaudited)

Assets

Current assets

Cash	250,386	112,421
Prepaid and other current assets	45,526	17,337

Total current assets	295,912	129,758

Security deposit	–	2,900
Intangible asset (Notes 4(a) and 5)	239,247	–

Total assets	535,159	132,658

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities

Accounts payable and accrued liabilities	145,481	996,853
Due to related parties (Note 13)	4,544	22,574
Convertible debenture, net of discount (Note 6)	–	275,011
Derivative liability (Note 7)	–	312,541

Total current liabilities	150,025	1,606,979

Promissory note (Note 8)	202,197	–

Total liabilities	352,222	1,606,979

Stockholders’ Equity (Deficit)

Common stock: Unlimited shares authorized, without par value, 79,600,925 and 75,647,114 shares issued and outstanding, respectively (Note 9)	7,896,165	7,327,588

Subscriptions payable (Note 9)	327,298	–

Additional paid-in capital	11,766,274	11,211,031

Accumulated other comprehensive income	585,533	584,813

Accumulated deficit	(20,392,333)	(20,597,753)

Total stockholders’ equity (deficit)	182,937	(1,474,321)

Total liabilities and stockholders’ equity (deficit)	535,159	132,658

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. dollars)

	Three Months Ended October 31, 2017 $	Three Months Ended October 31, 2016 $	Nine Months Ended October 31, 2017 $	Nine Months Ended October 31, 2016 $
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	–	–	–	–

Expenses

Amortization of intangible asset (Note 5)	8,309	–	8,309	–
Foreign exchange (gain) loss	38,762	60,658	101,324	138,017
General and administrative	50,480	71,301	179,410	1,045,722
Management fees	31,941	548,407	301,714	3,917,354
Professional fees	55,166	9,938	128,174	100,421

Total expenses	184,658	690,304	718,931	5,201,514

Loss from operations	(184,658)	(690,304)	(718,931)	(5,201,514)

Other income (expense)

Amortization of discount on convertible debenture	–	(48,672)	(105,392)	(48,672)
Loss (gain) on change in fair value of derivative liabilities	33,260	(212,354)	204,711	(212,354)
Gain on disposal of asset (Note 3)	609,311	–	609,311	–
Gain on settlement of debts	80,144	–	240,144	–
Interest expense	(7,331)	(3,612)	(24,481)	(3,612)

Total other income (expense)	715,384	(264,638)	924,293	(264,638)

Net income (loss)	530,726	(954,942)	205,362	(5,466,152)

Other comprehensive income (loss)

Foreign currency translation adjustment	(63,201)	(40,569)	(728)	109,597

Net comprehensive income (loss)	428,224	(995,511)	204,634	(5,356,555)

Net income (loss) per share, basic	0.01	(0.01)	0.00	(0.07)
Net income (loss) per share, diluted	0.01	(0.01)	0.00	(0.07)

Weighted average shares outstanding – basic	76,761,576	75,613,498	76,055,298	75,212,555
Weighted average shares outstanding – diluted	81,596,692	75,613,498	78,877,344	75,212,555

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Nine Months Ended October 31, 2017 $	Nine Months Ended October 31, 2016 $
	(unaudited)	(unaudited)

Operating activities

Net income (loss)	205,362	(5,466,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,309	–
Amortization of discount on convertible debenture	105,392	48,672
Fair value of stock options vested	1,057	4,300,354
(Gain) loss on change in fair value of derivative liabilities	(204,711)	212,354
Gain on disposal of assets	(609,311)	–
Gain on settlement of debts	(240,144)	–
Stock issued for services	24,531	256,382
Changes in operating assets and liabilities:
Prepaids and other current assets	35,589	5,938
Due to related parties	4,510	16,500
Accounts payable and accrued liabilities	457,439	366,124
Other liabilities	12,266	–

Net cash used in operating activities	(199,711)	(259,828)

Financing activities
Proceeds from convertible debenture	–	381,350
Proceeds from debenture	36,500	–
Proceeds from issuance of common stock	31,799	–
Proceeds from issuance of common stock subscriptions	264,326	–

Net cash provided by financing activities	332,625	381,350

Effects of exchange rate changes on cash	5,051	13,414

Increase in cash	137,965	134,936

Cash – beginning of period	112,421	71,639

Cash – end of period	250,386	206,575

Supplemental cash flow disclosures (Note 12)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2017

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2017, the Company has not earned any revenue, has a working capital of $145,887 and an accumulated deficit of $20,392,333. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Period ended October 31, 2017

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(d) Basis of Consolidation

The consolidated financial statements incorporate the financial statements of the Company and entities controlled by the Company. Control is achieved where the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The consolidating entities include:

	% of ownership	Jurisdiction

Pivot Pharmaceuticals Inc.	Parent	Canada
Pivot Green Stream Health Solutions Inc.	100%	Canada

(e) Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for all exercisable options and warrants and the if-converted method for all outstanding convertible debentures. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2017, the Company had 2,822,046 (January 31, 2017 – 9,692,748) potentially dilutive shares.

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, due to related parties and promissory note. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2017

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

3. Disposal of Asset

On September 11, 2017, the Company completed an exchange agreement whereby the Company exchanged with its past Chief Executive Officer 100% of its shares of common stock of its wholly-owned subsidiary, IndUS Pharmaceuticals, Inc. (“IndUS”), for 3,800,000 shares of common stock of the Company (Note 9(a)). Pursuant to the exchange agreement, the Company has provided its former Chief Executive Officer a promissory note (Note 8(a)) in the amount of $200,000 in discharge of all obligations with respect to Dr. Chaturvedi’s accrued salary totaling $267,267 through September 11, 2017.

The disposal of IndUS resulted in a gain as follows:

3,800,000 shares of common stock acquired and cancelled	380,000

Net liabilities exchanged	229,311

Gain on disposal of asset	609,311

The disposal of IndUS did not meet the definition of discontinued operations as it did not represent a strategic shift that has a major effect on the Company’s operations and financial results.

4. Asset Acquisitions

(a) BiPhasix License

On September 12, 2017, the Company entered into a licensing agreement with Altum Pharmaceuticals Inc. (“Altum”) whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products. Consideration included:

1)	Issuance of 2,500,000 shares of common stock on September 12, 2017 (Notes 5 and 9(b));

2)	Issuance of 2,500,000 shares of common stock of Pivot upon Health Canada Natural Product Number approval;

3)	Royalties on annual gross sales; and

4)	For pharmaceutical products, milestone payments payable upon first Investigative New Drug Approval, upon positive outcome of Phase II trial in first indication, and upon New Drug Application approval.

(b) Solmic Solubilization License

On September 23, 2017, the Company entered into a collaboration and license agreement with SolMic GmbH (“Solmic”) whereby the Company will acquire worldwide rights to Solmic’s Solubilization Technology for the development and commercialization of cannabinoid-containing natural extracts. Milestones include payments upon the following developments: 1) Regulatory approval of a natural health product; 2) First approval of an investigative new drug application for a pharmaceutical product; 3) Positive outcome of a Phase II clinical trial of a pharmaceutical product in the first indication; and 4) Approval of a New Drug Application for a pharmaceutical product by the US Food and Drug Administration. Other consideration include a sales milestone upon aggregate net sales of $5,000,000 and royalties on aggregate net sales.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2017

(Expressed in U.S. dollars)

5. Intangible Asset

Cost	BiPhasix License $

Balance, January 31, 2017	–
License agreement (Note 4(a))	247,556

Balance, October 31, 2017	247,556

Accumulated Amortization

Balance, January 31, 2017	–
Amortization	8,309

Balance, October 31, 2017	8,309

Net book value, October 31, 2017	239,247
Net book value, January 31, 2017	–

6. Convertible Debenture

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

The note, including the Initial Advance and any Additional Advances, is convertible into common shares at a conversion price equal to the average closing market price of the Company’s common stock during the five day period leading up to the conversion date. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $134,892 with a corresponding discount to the convertible debenture (Note 7).

Pursuant to the convertible loan agreement, the Company issued 434,622 share purchase warrants to which the lender may acquire an interest in the Company equal to 12% of the maximum principal amount outstanding at any time at a price of $0.10 per share, which equates to the ten day average trading price of the Company’s common stock determined as at September 30, 2016. The Company calculated the 434,622 share purchase warrants based on the maximum outstanding principal balance on the convertible loan as of September 30, 2016. The Company recorded the share purchase warrant at an estimated fair value of $20,154 with a corresponding discount to the convertible debenture (Note 11).

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2017

(Expressed in U.S. dollars)

6. Convertible Debenture (continued)

On September 18, 2017, the lender converted the outstanding principal and accrued interest of the convertible debenture into 4,623,825 shares of common stock (Note 9(c)) of the Company at a conversion price of $0.10. A loss on conversion of debenture of $21,236 was recorded within gain on settlement of debts in the condensed consolidated statements of operations and comprehensive income. As of October 31, 2017, the carrying value of the convertible debenture is $nil (January 31, 2017 - $275,011) which is net of debt discounts related to conversion feature, financing costs and warrants of $nil, $nil and $nil, respectively (January 31, 2017 - $94,709, $6,126 and $6,477, respectively). As of October 31, 2017, interest accrued on the convertible debenture is $nil (January 31, 2017 - $10,307) and the fair value of the conversion option derivative liability is $nil (January 31, 2017 - $312,541).

7. Derivative Liability

Derivative liability consists of convertible debenture with variable conversion price (Note 6). On September 18, 2017, the convertible debenture was converted into shares of common stock (Note 6). The fair value of derivative liability as at October 31, 2017 and January 31, 2017 is as follows:

	October 31, 2017 $	January 31, 2017 $

September 2016 convertible debenture	–	312,541

	–	312,541

The fair value of derivative financial liability was determined using the binomial option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
September 2016 convertible debenture	296%	0.45%	0%	0.50

8. Promissory Note

	October 31, 2017 $	January 31, 2017 $

Principal (Note 8(a))	200,000	–
Accrued interest (Note 8(a))	2,197	–

	202,197	–

(a) Promissory Note – Former Chief Executive Officer (Note 3)

Promissory note bears interest at 8% per annum. Principal and accrued interest are due on the earlier of: 1) 30 days after the completion of a financing of at least $2,000,000 and (ii) September 10, 2027.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2017

(Expressed in U.S. dollars)

8. Promissory Note (continued)

(b) Promissory Note – Third Party

On September 27, 2017, the Company issued a promissory note in the amount of $400,000, bearing interest at 12% per annum and maturing on December 31, 2018, which no proceeds have been received by the Company as at October 31, 2017. As part of the promissory note, 100,000 shares of our common stock were issued (Note 9(d)).

9. Common Stock

(a)	On September 11, 2017, 3,800,000 shares of common stock were acquired and cancelled pursuant to the share exchange agreement (Note 3).

(b)	On September 12, 2017, 2,500,000 shares of common stock were issued pursuant to the Altum licensing agreement (Note 4(a)).

(c)	On September 18, 2017, 4,623,825 shares of common stock were issued upon conversion of convertible debenture (Note 6).

(d)	On October 26, 2017, 100,000 shares of common stock were issued pursuant to a promissory note issued (Note 8(b)).

(e)	In October 2017, the Company received proceeds totaling $223,000 pursuant to private placements for the issuance of 2,230,000 shares of common stock. 330,000 shares of common stock were issued on October 30 and 1,900,000 shares of common stock were issuable as of October 31, 2017. As of October 31, 2017 200,000 shares of common stock were issuable related to share issue costs on this private placement. The 1,900,000 shares of common stock related to the private placement and the 200,000 shares of common stock related to share issue costs were issued on November 2, 2017.

(f)

In October 2017, the Company received proceeds totaling $76,000 pursuant to private placements for the issuance of 380,000 units, consisting of one common stock and one half of one share purchase warrant. Each share purchase warrant entitles the holder to purchase a common share at $0.35 for 18 months. These units were issuable as of October 31, 2017. On November 30, 2017, 380,000 shares of common stock and 190,000 share purchase warrants were issued in full satisfaction of the stock subscription payable.

(g)	On October 31, 2017, the Company settled $35,152 of accounts payable through the issuance of 92,384 shares of common stock (Note 13), which were issued on November 2, 2017.

10. Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2017

(Expressed in U.S. dollars)

10. Stock Options (continued)

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2017	15,520,833	0.38	4.2	68,599
Granted	–	–	–	–
Forfeited	–	–	–	–

Outstanding, October 31, 2017	15,520,833	0.38	3.47	2,285,100

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

29,000 options expiring on May 2, 2021	377%	1.73%	0%	3.5

Additional information regarding stock options as of October 31, 2017, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date

200,000	200,000	0.25	November 30, 2020
4,000,000	4,000,000	0.10	December 14, 2020
7,250,000	7,250,000	0.70	February 22, 2021
29,000	28,000	0.34	May 2, 2021
4,000,000	4,000,000	0.10	December 14, 2021
41,833	41,833	0.05	January 23, 2022
15,520,833	15,519,833

$60 of stock-based compensation have yet to be recognized and will be recognized in future periods.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2017

(Expressed in U.S. dollars)

11. Share Purchase Warrant

The following table summarizes the continuity of share purchase warrant:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2017	434,622	0.10

Expired	(434,622)	(0.10)

Balance, October 31, 2017	–	–

As at October 31, 2017, there are no share purchase warrants outstanding. On November 30, 2017, 190,000 share purchase warrants, entitling the holder to purchase a common share at $0.35 for 18 months, were issued (Note 9(f)).

12. Supplemental Cash Flow Information

	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2016
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–
Non-cash investing and financing activities:
Capital contribution through forgiveness of debt	531,310	–
Common stock issued for settlement of accounts payable	35,152	–
Common stock issued for settlement of convertible debenture	601,097	–
Common stock issued for prepaid assets	72,924	–
Common stock issued for intangible asset	262,500	–
Common stock subscriptions issued for services	21,207	–
Debt discounts on convertible debt	–	284,184
Promissory note issued for settlement of accrued salaries	200,000	–
Treasury stock returned and retired in disposition of assets	380,000	–

13. Related Party Transactions

As at October 31, 2017, the Company owed $4,544 (January 31, 2017 - $4,154) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

During the nine months ended October 31, 2017, $552,889 of accrued management fees to the Company’s Chief Financial Officer and Chief Business Officer were forgiven. In addition, $35,152 of accounts payable due to a company controlled by the Company’s Chief Financial Officer were settled for 92,384 shares of common stock.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2017

(Expressed in U.S. dollars)

14. Fair Value Measurements

The Company’s financial liabilities carried at fair value measured on a recurring basis as of October 31, 2017 and January 31, 2017, consisted of the following:

	Total fair value at October 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability (1)	$-	$-	$-	$-

	Total fair value at January 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability (1)	$312,541	$-	$312,541	$-

____________

(1)	Derivative liability amounts are due to the embedded derivatives of convertible debenture issued by the Company and are calculated using the binomial option pricing model (Note 6).

The Company has no financial assets carried at fair value.

15. Subsequent Events

(a)	On November 7, 2017, 50,000 shares of common stock were issued to a service provider for services rendered.

(b)	On November 15, 2017, the Company entered into scientific advisory board agreements whereby 100,000 options to purchase shares of common stock with the following terms were granted:

•	Exercise price of $0.39;

•	25% vesting on each of the following dates: November 15, 2017, May 15, 2018, November 15, 2018 and May 15, 2019;

•	Expiry on November 14, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On September 26, 2014, our company held a special meeting of stockholders to approve the removal of our company’s Pre-Existing Company Provisions, the cancellation of our current Articles and the adoption of new Articles and to approve a reverse stock split on the basis of up to one new common stock for every 100 old common stock.

Effective October 8, 2014, we filed with the British Columbia Registrar of Companies a Form 11, Notice of Alteration, wherein we removed our Pre-Existing Company Provisions.

Effective April 7, 2015, we filed with the British Columbia Registrar of Companies a Form 11, Notice of Alteration, wherein we changed our name to “Pivot Pharmaceuticals Inc.”.

Effective at the opening of trading on April 20, 2015, as approved by FINRA, our company effected a reverse stock split of our issued and outstanding common shares on the basis of 10 old common stock for 1 new common stock.

On November 20, 2015, we completed the acquisition of IndUS Pharmaceuticals, Inc. (“IndUS”), a Delaware corporation, pursuant to an Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 among our company, Pivot Pharma U.S. Inc., our wholly owned subsidiary, IndUS and Sindu Research Laboratories Pvt Ltd. As consideration for the purchase, we issued 4,512,500 shares of common stock on November 23, 2015 and 237,500 shares of common stock on December 4, 2015 and granted 41,833 stock options pursuant to the Agreement and Plan of Merger. As part of the acquisition, we appointed Dr. Pravin Chaturvedi as our new Chief Executive Officer and Director. On September 11, 2017, we completed an exchange agreement whereby we exchanged with Dr. Chaturvedi 100% of its shares of common stock of IndUS for 3,800,000 shares of common stock of Pivot, upon which Dr. Chaturvedi resigned as Chief Executive Officer and Director.

On September 12, 2017, we entered into a licensing agreement with Altum Pharmaceuticals Inc. (“Altum”) whereby we were granted worldwide rights to BiPhasix Transdermal Drug Delivery Technology (“BiPhasix Technology”) for the delivery and commercialization of cannabinoids, cannabidiol (“CBD”), and tetrahydrocannabinol (“THC”) based products. Financial consideration included:

•	Issuance of 2,500,000 shares of common stock on effective date of agreement

•	Issuance of 2,500,000 shares of common stock of Pivot upon Health Canada Natural Product Number (“NPN”) approval;

•	Royalties on annual gross sales; and

•	For pharmaceutical products, milestone payments payable upon first Investigative New Drug Approval, upon positive outcome of Phase II trial in first indication, and upon New Drug Application approval.

On September 23, 2017, we entered into a collaboration and license agreement with SolMic GmbH (“Solmic”) whereby we will acquire worldwide rights to Solmic’s Solubilisation Technology for the development and commercialization of cannabinoid-containing natural extracts. Milestones include payments upon the following developments: 1) Regulatory approval of a natural health product; 2) First approval of an investigative new drug application for a pharmaceutical product; 3) Positive outcome of a Phase II clinical trial of a pharmaceutical product in the first indication; and 4) Approval of a New Drug Application for a pharmaceutical product by the US Food and Drug Administration. Other consideration include a sales milestone upon aggregate net sales of $5,000,000 and royalties on aggregate net sales.

On November 7, 2017, we signed a letter of intent to enter into a licensing agreement with Thrudermic LLC (“Thrudermic”) by January 18, 2018, whereby we will acquire worldwide rights for the development and commercialization of the Thrudermic Nano Technology (“TNT”) for all cannabinoids. Consideration will include:

•	Royalties on annual gross sales upon commercialization of a product;

•	For natural health products, milestone payments payable upon approval of Health Canada NPN approval and after achievement of $5 million in net sales; and

•	For pharmaceutical products, milestone payments payable upon first Investigative New Drug Approval, upon positive outcome of Phase II trial in first indication, and upon New Drug Application approval

Our principal executive office is located at 1275 West 6th Avenue, Vancouver, B.C. Canada V6H 1A6. Our telephone number is (604) 805-7783.

Our Current Business

We are an emerging biopharmaceutical company engaged in the development and commercialization of therapeutic pharmaceuticals and nutraceuticals, as well as drug delivery platform technologies.

Our company focuses on pharmaceutical development of proprietary drug delivery technologies for multiple indications using small molecules, biological and botanical (e.g. cannabinoids) products to treat unmet medical needs. We have in-licensed a patented topical transdermal drug delivery technology platform, BiPhasix, and an oral drug delivery technology, Solmic Micelle, for delivery of cannabinoids.

Our fully-owned subsidiary, Pivot Green Stream Health Solutions Inc. (“PGS”), focuses on the research, development, and commercialization of cannabinoid based nutraceuticals. PGS will generate data to support the safety and efficacy of cannabinoids as Natural Health Product (“NHPs”) as outlined in Health Canada Regulations in order to make particular health claims. Health Canada publishes the Natural Health Products Regulations (“NHPR”) which set out the requirements governing the sale, manufacture, packaging, labelling, importation, distribution and storage of NHPs.

According to Health Canada, the objective of the NHPR is to provide reasonable assurance that products offered for sale in Canada are safe, efficacious and of high quality. PGS may also follow applicable and harmonized regulations for product development and commercialization in the US, European Union and Asia Pacific regions. Alternatively, PGS will commercialize certain cannabinoid products with a Licensed Producer and/or Licensed Distributor as per the regulations concerning Access to Cannabis for Medical Purposes Regulations (“ACMPR”) since certain active ingredients in cannabinoids remain restricted until new legislation permits ease of development and distribution in 2018.

Lastly, PGS may also develop products containing cannabinoid active ingredients obtained from industrial hemp according to the Industrial Hemp Regulations (“IHR”) permitting such products provided they are sourced from industrial hemp. Otherwise stated, this means that the plants and plant parts of the genera Cannabis, the leaves and flowering heads of which do not contain more than 0.3% THC w/w, and includes the derivatives of such plants and plant parts.

PGS’s pipeline targets indications such as cancer supportive care, pain and inflammation, women’s sexual dysfunction, dermatology and eye disease.

Our overall strategy includes the following:

1.	Acquire market-ready natural health products from third-parties for rebranding and re-sale;

2.	Acquire cannabinoid-based food additives for medical consumer sales;

3.	Develop cannabinoid-based natural health products using our BiPhasix topical platform technology;

4.	Develop pharmaceutical products delivered using our BiPhasix topical platform technology;

5.	Obtain partnerships with Health Canada approved Authorized Licensed Producers and/or Licensed Distributors, which can provide restricted and non-restricted cannabinoids as per the ACMPR or the IHR;

6.	Acquire novel proprietary drug delivery technologies, for example, metered dose, intra-nasal, suppositories;

7.	Make an application at the appropriate time to acquire Health Canada’s Authorized Licensed Producers and Licensed Dealers licenses as per the ACMPR;

8.	Out-license our platform technologies to Licensed Producers or Licensed Distributors and other drug developers;

9.	Secure and develop further intellectual property;

10.	Opportunistically acquire later‑stage drug candidates that provide new treatment options to address unmet medical needs in health care; and

11.	Establish partnerships with large and specialty pharmaceutical companies and/or biotechnology companies to collaboratively develop and/or commercialize our products.

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

Using our BiPhasix platform technology, we will develop and commercialize a topical cream containing CBDs (“PGS-N007”) for psoriasis. Preclinical research has shown that CBD has potent anti-inflammatory properties suggesting that cannabinoids may be helpful for inflammation-related skin conditions like psoriasis and eczema. CBD, THC and other cannabinoids are anti-psoriasis agents. Under a psoriasis condition, skin cells are replaced every three to five days rather than the normal 30 days. This excessive and rapid growth of the epidermal layer of the skin generates red, itchy and scaly patches, which may be localized or completely cover the body.2

Psoriasis is generally considered an autoimmune and genetic disease triggered by environmental factors. Cold, medications, infections, traumas, body and psychological stress may play a role in starting the disease. Psoriasis is not contagious and there is no current cure for it. However, various treatments can control the symptoms. Psoriasis is associated with an increased risk of psoriatic arthritis, lymphomas, cardiovascular disease, Crohn’s disease and depression. Psoriatic arthritis affects up to 30% of individuals with psoriasis.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended October 31, 2017, which are included herein.

Our operating results for the three and nine months ended October 31, 2017 and 2016 are summarized as follows:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2017		2016		2017		2016

Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Amortization		$(8,309)	$	Nil		$(8,309)	$	Nil
Foreign exchange (gain) loss		$(38,762)		$(60,658)		$(101,324)		$(138,017)
General and administrative		$(50,480)		$(71,301)		$(179,410)		$(1,045,722)
Management fees		$(31,941)		$(548,407)		$(301,714)		$(3,917,354)
Professional fees		$(55,166)		$(9,938)		$(128,174)		$(100,421)
Total Other Income (Expenses)		$715,384		$(264,638)		$924,293		$(264,638)
Net Income (Loss)		$530,726		$(954,942)		$205,362		$(5,466,152)

For the three months ended October 31, 2017, our net income increased by $1,485,668 as compared to the three months ended October 31, 2016. During the three months ended October 31, 2016, $432,658 of share-based compensation was recognized related to vesting of stock options granted to management, directors, consultants and advisors compared to $1,605 for the three months ended October 31, 2017. During the three months ended October 31, 2017, we recognized $80,144 of gain on settlements of debts related to debts converted into shares of our common stock, as well as conversion of accrued liabilities related to our past Chief Executive Officer into a promissory note. In addition, we disposed of IndUS during the three months ended October 31, 2017, which resulted in a gain on disposal of asset of $609,311.

______________

[1]	https://www.researchgate.net/publication/7977139_Female_sexual_dysfunction
[2]	https://www.royalqueenseeds.com/blog-cbd-can-relieve-psoriasis-by-balancing-immune-systems-response-n423

For the nine months ended October 31, 2017, our net income increased by $5,671,514 as compared to the nine months ended October 31, 2016. During the nine months ended October 31, 2016, $4,467,039 of share-based compensation was recognized related to vesting of stock options granted to management, directors, consultants and advisors compared to $2,355 for the nine months ended October 31, 2017. During the nine months ended October 31, 2017, we recognized $240,144 of gain on settlements of debts related to accrued consulting fees forgiven, debts converted into shares of our common stock, as well as conversion of accrued liabilities related to our past Chief Executive Officer into a promissory note. In addition, we disposed of IndUS during the nine months ended October 31, 2017, which resulted in a gain on disposal of asset of $609,311.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	January 31,
	2017	2017
Current Assets	$295,912	$129,758
Current Liabilities	$150,025	$1,606,979
Working Capital (Deficit)	$145,887	$(1,477,221)

Our total current assets as of October 31, 2017 were $295,912 as compared to total current assets of $129,758 as of January 31, 2017. The increase was primarily due to private placements of $223,000 made during the period. Our total current liabilities as of October 31, 2017 were $150,025 as compared to total current liabilities of $1,606,979 as of January 31, 2017. The decrease in current liabilities was primarily attributed to forgiveness of accrued management and consulting fees, accounts payable settled through issuance of shares of our common stock and conversion of convertible debts into shares of our common stock during the nine months ended October 31, 2017.

Cash Flows

	Nine Months Ended
	October 31,
	2017	2016
Net Cash Used In Operating Activities	$(199,711)	$(259,828)
Net Cash Provided By Financing Activities	$332,625	$381,350
Effects of Exchange Rate Changes on Cash	$5,051	$13,414
Increase (Decrease) in Cash During the Period	$137,965	$134,936

Operating Activities

During the nine months ended October 31, 2017, our cash used by operating activities decreased by $60,117 when compared to cash used in operating activities during the nine months ended October 31, 2016. The decrease in cash used for operating activities was a result of our company’s efforts at minimizing cash outlays.

Investing Activities

During the nine months ended October 31, 2017, we acquired a license for worldwide rights to the BiPhasix Technology for the delivery and commercialization of cannabinoids, CBD, and THC based products by issuing 2,500,000 shares of our common stock valued at $250,000. We did not have any investing activities during the nine months ended October 31, 2016.

Financing Activities

During the nine months ended October 31, 2017, we received $332,625 (2016 - $381,350) in cash from financing activities.

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

In order for the Company to expand its operations and pursue its business plans related to development of its product candidates, we will require additional funds. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months for our expanded operations to be as follows:

Available Funds / Use of Proceeds (Description)	Estimated Expenses (C$)	Estimated Expenses (C$)	Estimated Expenses (C$)
Research and Development Costs	Months 1 to 12	Months 12 to 18	Months 18 to 24
Studies of active pharmaceutical ingredient	17,500	-	-
Stage 1 – BiPhasix cream development without active pharmaceutical ingredient	35,750	-	-
Stage 2 – BiPhasix cream development with active pharmaceutical ingredient	-	145,000	-
Scientific data	-	66,500	-
Supply of active pharmaceutical ingredient	-	40,000	40,000
Regulatory	-	-	115,000
Market commercialization	-	-	215,000
Sales and Marketing Costs
Entertainment and promotion	-	5,000	15,000
Investor relations	-	30,000	30,000
Travel	-	30,000	30,000
Operating Expenses
Insurance	10,000	15,000	15,000
Professional fees	60,000	30,000	30,000
Public company expenses	65,000	32,500	32,500
Salaries and benefits [1]	-	400,000	400,000
Telephone and internet	6,000	3,000	3,000
Vehicles and transportation	6,000	3,000	3,000
Total:	200,250	800,000	928,500

_______________

1	The Company’s management team has agreed to defer salaries and benefits and prioritize the allocation of financing to the development budget until sufficient financing is obtained.

Based on our planned expenditures, we will require approximately C$200,250 to proceed with the Stage 1 of our business plan over the next 12 months, which is the development of BiPhasix cream without active pharmaceutical ingredients.

The objectives that we expect to accomplish are as follows:

•	Development of topical creams using our BiPhasix technology platform to treat women experiencing HSDD (PGS-N005) and to treat inflammation-related skin conditions, such as psoriasis and eczema (PGS-N007).

•	Obtain classification of and commercialize such topical creams as natural health products.

The following are significant milestones we expect to accomplish:

1)	Stage 1 – Development of BiPhasix cream without active pharmaceutical ingredient: Successful completion of the base cream preparation will involve the cream, loaded with water, meeting manufacturing specifications. Stage 1 milestone will be met if, upon examination of the cream, spherical balls form under a microscope and the product has a semi-solid cream viscosity.

2)	Stage 2 – Development of BiPhasix cream with active pharmaceutical ingredient: Proceeding to the Stage 2 milestone, the semi-solid cream will be mixed with an active pharmaceutical ingredient with health benefits to humans. The Company will establish, under a microscope, that the active ingredients form spherical balls containing active ingredients suspended in the semi-solid cream. The product will then be stress-tested under light, heat and cold conditions to ensure stability. After a six month accelerated shelf condition, the product will be considered ready to be released for consumer use.

3)	Regulatory approval: In order to support health-related claims, the Company has to meet certain criteria established by Health Canada to obtain a NHP number or designation. Health Canada regulations require steps to be complied with by the Company in order for the topical creams to be sold as NHP approved products. The regulatory milestone will be considered accomplished upon the Company obtaining NHP numbers for its topical creams.

Funds raised will be used towards the recruitment of appropriate management and research and development (“R&D”) personnel, as well as towards product development expenditures. Specifically, the funds will be used to cover R&D expenses associated with 1) manufacturing scale-up of PGS-N005 and PGS-N007, funds permitting for PGS-N007, at a GMP-certified, high potency drug manufacturing facility; 2) development and manufacture of formulation of PGS-N005 and PGS-N007, funds permitting for PGS-N007, at a GMP-certified product manufacturing facility for administration of the drug candidates in animals (for safety evaluation) and subsequently to humans 3) submission to appropriate regulatory authorities for NHP registration.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

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

29

10.15

Plan of Merger and Acquisition Agreement between our company and IndUS Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to our Current Report on Form 8‑K filed on November 23, 2015 and our Current Report on Form 8‑K/A filed on February 3, 2016)

10.16	Employment Agreement dated November 20, 2015 with Dr. Pravin Chaturvedi (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
10.17	Employment Agreement dated February 1, 2016 with Dr. Ahmad Doroudian (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.18	Employment Agreement dated February 1, 2016 with Moira Ong (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.19	Consulting Services Agreement dated February 1, 2016 with Soho Capital Inc. (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.20	Convertible debenture agreement dated September 29, 2016 with Avro Capital Partners Inc.
10.21

Exchange Agreement between our company, IndUS Pharmaceuticals, Inc. and Pravin Chaturvedi, dated September 11, 2017 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2017)

10.22	Licensing Agreement between our company and Altum Pharmaceuticals Inc. dated September 12, 2017 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2017)
10.23	Debt Forgiveness Agreement dated July 31, 2017 between our company and Dr. Ahmad Doroudian (filed on September 15, 2017 with our Quarterly Report on Form 10-Q)
10.24	Debt Forgiveness Agreement dated July 31, 2017 between our company and Moira Ong (filed on September 15, 2017 with our Quarterly Report on Form 10-Q)
10.25	Debt Forgiveness Agreement dated July 31, 2017 between our company and Soho Capital Inc. (filed on September 15, 2017 with our Quarterly Report on Form 10-Q)
10.26*	Debt Settlement Agreement dated September 18, 2017 between our company and Avro Capital Partners, Inc.
10.27*	Collaboration and License Agreement dated September 23, 2017 between our company and SolMic GmbH
10.28*	Letter of Intent dated November 7, 2017 between our company and Thrudermic LLC

(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

99	Additional Exhibits
99.1	Audit Committee Charter (filed on June 17, 2015 with our Annual Report on Form 10K/A)
99.2	Stock Option Plan (filed on November 25, 2015 with our Definitive Proxy Statement on Schedule 14A)

101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: December 15, 2017	/s/ Patrick Frankham
Dr. Patrick Frankham
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 15, 2017	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

