Form 10-K
period 2018-01-31
Pivot Pharmaceuticals Inc.
filed 2018-05-01
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2017 was $3,916,395 based on a $0.09 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

88,055,160 common shares as of May 1, 2018

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report of Pivot Pharmaceuticals Inc. for the year ended January 31, 2018 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

General Overview

We are a development stage pharmaceutical and nutraceutical company. We were incorporated in the Province of British Columbia, Canada under the name “649186 B.C. Ltd.”, on June 10, 2002. On September 9, 2003, we changed our name to “Xerxes Health Corp.” and on June 26, 2007, we changed our name to “Neurokine Pharmaceuticals Inc.”.

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

On November 20, 2015, we completed the acquisition of IndUS Pharmaceuticals, Inc. (“IndUS”), a Delaware corporation, pursuant to an Agreement and Plan of Merger and Acquisition Agreement dated as of November 4, 2015 among our company, Pivot Pharma U.S. Inc., our wholly owned subsidiary, IndUS and Sindu Research Laboratories Pvt Ltd. As consideration for the purchase, we issued 4,512,500 shares of common stock on November 23, 2015 and 237,500 shares of common stock on December 4, 2015 and granted 41,833 stock options pursuant to the Agreement and Plan of Merger. As part of the acquisition, we appointed Dr. Pravin Chaturvedi as our new Chief Executive Officer and Director. On September 11, 2017, we completed an exchange agreement whereby we exchanged with Dr. Chaturvedi 100% of its shares of common stock of IndUS and IndUS net liabilities for 3,800,000 shares of common stock of Pivot, upon which Dr. Chaturvedi resigned as Chief Executive Officer and Director.

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

On December 19, 2017, we commenced trading on the Canadian Securities Exchange under the symbol "PVOT".

On February 28, 2018, we completed the acquisition of ERS Holdings, LLC (“ERS”) pursuant to an Exchange Agreement dated as of February 10, 2018 among Pivot Pharmaceuticals Inc. ("Pivot"), ERS and the members of ERS. As consideration for the purchase, we paid $333,333 in cash on closing and will pay an additional $333,333 six and twelve (12) months after closing for total cash payment of $1 million. In addition, we also issued 5,000,000 shares of our common stock and will pay royalties on future net sales. ERS has developed a patented technology called “RTIC” Ready-To-Infuse-Cannabis, relating to the transformation of cannabis oil into powder for infusion into a variety of food and beverage products such as capsules, K-Cups, stick packs, baked mixes, liquid shots, protein shakes, topicals, lotions, and bottled beverages.

On March 2, 2018, we completed the acquisition of Thrudermic, LLC (“Thrudermic”) and worldwide rights to Thrudermic’s patented Transdermal Nanotechnology for the development and commercialization of transdermal cannabinoids pursuant to an Exchange Agreement dated as of March 2, 2018 among Pivot, Dr. Joseph Borovsky, Dr. Leonid Lurya and Thrudermic. As consideration for the purchase, we paid $1 in cash on closing and issued 500,000 shares of our common stock.

Our principal executive office is located at 1275 West 6th Avenue, Vancouver, B.C. Canada V6H 1A6. Our telephone number is (604) 805-7783.

Our Current Business

Pivot Pharmaceuticals Inc. is a biopharmaceutical company engaged in the development and commercialization of therapeutic pharmaceuticals and nutraceuticals using innovative drug delivery platform technologies.

Our company focuses on pharmaceutical development of proprietary drug delivery technologies for multiple indications using small molecules, biological and botanical (e.g. cannabinoids) products to treat unmet medical needs. During our year ended January 31, 2018, we in-licensed a patented topical transdermal drug delivery technology platform, BiPhasix, and an oral drug delivery technology, Solmic Micelle, for delivery of cannabinoids. Subsequent to January 31, 2018, we have also acquired the Thrudermic Transdermal Nanotechnology (transdermal) and the Ready-To-Infuse Cannabis technology.

Our fully-owned subsidiaries, Pivot Green Stream Health Solutions Inc. (“PGS”) and Pivot Naturals, LLC (“Pivot Naturals”) (formerly, ERS), acquired subsequent to January 31, 2018, focus on the research, development, and commercialization of cannabinoid based nutraceuticals. PGS will generate data to support the safety and efficacy of cannabinoids as Natural Health Product (“NHPs”) as outlined in Health Canada Regulations in order to make particular health claims. Health Canada publishes the Natural Health Products Regulations (“NHPR”) which set out the requirements governing the sale, manufacture, packaging, labelling, importation, distribution and storage of NHPs.

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
10.	Opportunistically acquire later stage drug candidates that provide new treatment options to address unmet medical needs in health care; and
11.	Establish partnerships with large and specialty pharmaceutical companies and/or biotechnology companies to collaboratively develop and/or commercialize our products.

Our Research and Development Strategies

Our management team has implemented a business minded and cost conscious approach to product research and development by focusing on development of novel therapies to address unmet needs in health care. Our research and development strategy will apply novel drug delivery options for new and/or existing drugs or NHPs.

For a drug to be successful it must be both efficacious and acceptably safe. Before a drug may be commercially marketed, it must be scrutinized and approved by applicable health authorities (such as Health Canada and the FDA in the United States) in each country or jurisdiction where it is sought to be sold. In pharmaceutical research and development, clinical trials are conducted to assess the safety and efficacy of the drug and the data to be collected for such new drugs. Health authorities then scrutinize the pre-clinical and clinical data and determine, based on the results, whether a drug may be sold to the public. Similarly, clinical trials can only take place once satisfactory information has been gathered on the quality of the product and its non-clinical safety, and approval to conduct clinical trials has been granted by the appropriate health authority in the country where the trial is scheduled to take place.

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

Pre-clinical safety studies for pharmaceutical or NHP product development are ongoing to advance at least two of our product candidates.

Our Platform Technologies

BiPhasix Transdermal Drug Delivery Technology (Topical Platform)

Pivot has acquired worldwide rights from Altum for its patented topical transdermal drug delivery technology platform, or BiPhasix, which we will use for the delivery and commercialization of cannabinoid, cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) based products.

The BiPhasix technology has the potential to deliver drugs less invasively than by injections. It also has the potential to topically deliver therapeutic amounts of drugs with better absorption rates, where creams, ointments or conventional liposomes have not been effective.

Dermal Barrier and Challenges

The skin is often the subject of intensive dermatological therapy. However, except for certain low molecular weight compounds, it is seldom viewed as a route of delivery for systemically acting drugs. This is due partly to the fact that, by design, the skin is a formidable barrier to penetration by external agents and the traditional arsenal of creams, ointments and gels have not proven themselves to be effective in delivery. In order to reach their target site within the underlying layers of the skin or beyond the skin to the systemic circulation, topical drugs must first penetrate the stratum corneum, the outermost layer of the skin. It is this layer which is considered to be the rate-limiting barrier to drug absorption.

For dermatological applications where the goal is to treat the skin, the residence time of drugs in the target tissue should be of sufficiently long duration since rapid systemic absorption may limit the therapeutic response and contribute to systemic side effects. This latter case may be the fate of many small molecules formulated in conventional vehicles. In some cases, it is desirable and possible to achieve systemic delivery of small molecules via the transdermal route (for example, nicotine). However, larger molecules, whether intended for dermatological or systemic delivery, would normally not gain entry beyond the stratum corneum. The goal is to have a safe delivery system that does not irritate or damage the skin barrier after repeated usage in patients.

Pivot will use BiPhasix as the next generation of patented liposomal delivery system where a number of features of liposomes are greatly improved. In contrast to traditional liposomes that entrap a single, aqueous phase, our system is a complex system where the lipid bilayers entrap both aqueous and oil phases in the form of a stabilized emulsion.

BiPhasix is constructed with multi-compartmental lipid vesicles, each comprising of aqueous compartments and bi-layer compartments in addition to the following unique features of this patented delivery system: Micellar compartments and oily compartments.

These additional features make it possible to achieve greater formulation versatility than previously attainable with traditional creams, gels, ointments or conventional liposomal delivery systems. Thus, the BiPhasix delivery system combines the advantages of liposomes and micro-emulsions, offering a wider range of formulation options for a variety of drug substances:

•	Water soluble compounds;
•	Lipid soluble compounds;
•	Proteins;
•	Peptides; and
•	Plasmids.

Technical Facts of BiPhasix

BiPhasix is a dermal delivery system for macro-molecules and has the following characteristics:

•	Flexible and able to deliver both lipophilic and hydrophilic molecules;
•	Vesicles are composed of phospholipid bilayers (formed from pro-liposomal gel) which entraps an oil-in-water submicron emulsion; and
•	Hydrophilic active pharmaceutical ingredients are incorporated into the aqueous phase of the oil-in-water emulsion, whereas lipophilic active pharmaceutical ingredients can be incorporated into the oil phase of the submicron emulsion.

Structure, assembly and properties of BiPhasix carrying an active pharmaceutical ingredient include:

1.	Vesicles consist of concentric phospholipid bilayers;
2.	Cationic submicron emulsion droplets;
3.	Cationic surfactant micelles; and
4.	A water phase.

Additional facts regarding the BiPhasix delivery system include:

•	The amount of drug that can be incorporated include quantities at the microgram to milligram levels;
•	The size of molecules formulated are approximately 300 daltons (“Da”) to 100 kilodaltons (“kDa”);
•	Loading capacity range from 30-70%;
•	Increased stability of proteins are provided;
•	No organic solvents are used in the process;
•	No specialized manufacturing equipment are required;
•	BiPhasix products are easily scalable using standard pharmaceutical industrial equipment; and
•	BiPhasix formulated product have been reviewed by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) and the The German Federal Institute for Drugs and Medical Devices (BfArM).

Delivery Mechanisms

The delivery of the BiPhasix vesicles is achieved by the uptake of the vesicles and encapsulated drug into the skin or mucosa via the lipid rich channels, followed by release of drug from the vesicles in a formulation-controlled manner. The result may be either a rapid cutaneous transit time to produce primarily transdermal delivery of the drug, or depot formation within the skin with slow release for primarily dermal delivery of the drug. The following is a hypothetical diagram showing penetration of the biphasic vesicles into the skin for drug delivery:

BiPhasix liposomes and transportation through the skin (in light blue)

Key Advantages of BiPhasix

The key advantages of BiPhasix are:

•	Alternative routes: BiPhasix can serve as an alternative dosage form to injectables by providing less invasive routes of administration, such as dermal, transdermal, nasal, vaginal and rectal.
•	Controlled release: BiPhasix can be formulated to effect varying degrees of tissue penetration and rate of release at the target site, in accordance with a desired clinical goals.
•	Bioavailability studies: As shown in the tables below, BiPhasix can significantly enhance the bioavailability of many drugs, leading to improved clinical outcomes.

•	Stability: As shown in the above tables, BiPhasix has demonstrated excellent stability with most therapeutic agents tested, especially proteins, which are characteristically unstable in traditional vehicles. Vulnerable drugs can be shielded from degradation in BiPhasix, thereby enhancing their clinical usefulness and commercial viability. BiPhasix is compatible with most plastics and other container-closure systems.
•	Solvent-free and no animal product: BiPhasix is formulated with biocompatible materials. Neither organic solvents nor ingredients of animal origin are used in its manufacture.
•	Manufacturing feasibility: Clinical supplies and commercial batches can be prepared using conventional manufacturing equipment and container closure systems. Specialized equipment and extensive capital investment are not required.
•	Patented technology: The BiPhasix patent pending technology provides market exclusivity for new NHP or prescription drug products containing Cannabinoids, CBD and THC.
•	Clinical experience: As shown in the above tables, the BiPhasix delivery system has been tested in FDA and EMA approved trial settings delivering large molecule interferon alpha 2b to women to treat HPV induced cervical neoplasia.

Thrudermic Transdermal Nanotechnology (Topical Platform)

Pivot has acquired, in March 2018, the worldwide rights to Thrudermic’s patented Transdermal Nanotechnology for the development and commercialization of transdermal cannabinoids. Developed in Israel, the Thrudermic lipid-based nano dispersion technology for topical cannabinoids uses FDA approved materials. The technology has the ability to specifically formulate individual drugs to control and prolong drug release while maintaining steady therapeutic concentrations, The technology can handle water soluble and water insoluble drugs with no change to the skin morphology, no sensitivity to the digestive system, no pain from injections and no observed adverse reactions.

Solmic Solubilization Drug Delivery Technology (Oral Platform)

Pivot has acquired the worldwide rights to Solmic’s Solubilisation Technology for the development and commercialization of cannabinoid-containing natural extracts. Solmic’s technology allows active ingredients to become water soluble without changing their composition and nature. Solubilized substances that are packed in micelles are protected from degradation from light, stomach acid, and from enzymes released in the intestinal tract. The micellisation process results in a stable, homogenous and transparent mixture, which significantly increases uptake of fat soluble ingredients from the gut into the blood system of fat soluble ingredients, resulting in greater bioavailability.

Ready-To-Infuse Cannabis Technology

Pivot’s patented Ready-To-Infuse-Cannabis (“RTIC”) process technology, acquired in February 2018, creates precise and repeatable dosing of cannabis by transforming concentrated cannabis oil into a stable, emulsifiable, odorless and flavorless powder form. The derived powder may then be encapsulated and infused for use in beverages, edibles, lotions and additional health and personal care products. The RTIC process is conducive for manufacturing of a wide array of products, including:

1. Capsules/Tablets: One of our patents is issued for use in capsules and tablets. Another of our patents has numerous claims for adding other active ingredients to tablets and capsules, such as Melatonin or Gingko Biloba, allowing for specific treatment for targeted effects. Efficient mass production of capsules, conforming to GMP standards is part of our core competencies and manufacturing capabilities. Production of capsules is scheduled for the third quarter of the calendar year 2018.

2. Beverage/Additive Stick Packs: Single-serve stick packs are convenient and functional when used in hot beverages. Stick packs are also highly functional. Production of stick packs is scheduled for the third quarter of the calendar year 2018.

3. Pet Products: Our patented cannabis powder will also be mass produced and packaged in bulk for both consumer pet health needs. Production of pet powders is scheduled for the third quarter of calendar year 2018.

4. Lotions and Topical Creams: Our patented lotion and topical technology will be mass produced and packaged for consumer health needs. Production of lotions and topical creams is scheduled for the first quarter of calendar 2019.

Our Product Development Initiatives

Our product development initiatives will address unmet medical needs in health care.

PRODUCT	DELIVERY TECHNOLOGY	INDICATION	GLOBAL MARKET SIZE (1)	ESTIMATED PRODUCT LAUNCH
PGS-N001	Solmic Solubilisate / Oral	Cancer supportive care (CINV) (chemo-induced nausea and vomiting)	>$1B	2018
PGS-N002	Solmic Solubilisate / Oral	Restless leg syndrome	>$2B	2018
PGS-N003	Solmic Solubilisate / Oral	Pain and inflammation (for opioid withdrawal)	>$15B	2018
PGS-N004	Solmic Solubilisate / Oral	Cancer supportive care (mucositis relief)	>$12B	2018
PGS-N005	BiPhasix / Topical	Female sexual dysfunction (HSDD) (hypoactive sexual desire disorder)	>$6B	2019
PGS-N006	BiPhasix / Topical	Pain and inflammation (joints/opioid withdrawal)	>$20B	2018
PGS-N007	BiPhasix / Topical	Dermatology (skin irritation/redness/ itching)	>$13B	2018
PGS-N008	BiPhasix / Topical	Eye disease (glaucoma, intra-ocular pressure)	>$3B	2019
PGS-N009	Thrudermic / Topical	Pain and inflammation (opioid withdrawal)	>$15B	2018
PGS-N010	Solmic Solubilisate / Oral	Migraine (nausea, vomiting, dizziness, sensitivity to light, sounds and smells)	>$10B	2019

_________

(1) Derived from IMS data

Clinical Trial Phases (for Pharmaceuticals Products Only)

The following section describes the most common phases of clinical drug trials with reference to the clinical trial requirements that we anticipate will be required for each of our pharmaceutical products in the future and funding permitting.

Pre-Clinical Trials

Pre-clinical trials involve in vitro (test tube) and in vivo (animal) experiments using wide ranging doses of the study drug to obtain preliminary efficacy, toxicity and pharmacokinetic information. Such tests assist pharmaceutical companies in deciding whether a drug candidate possesses scientific merit for further development as an investigational new drug. In addition, formulation and dosage regimen work studies will need to be conducted.

Phase 0

Phase 0 is a recent designation for exploratory, first in human trials conducted in accordance with the FDA’s 2006 Guidance on Exploratory Investigational New Drug. These trials are generally used for novel anticancer drugs.

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

While not required in all cases, it is typically expected that at least two successful Phase III trials will be necessary to demonstrate a drug’s safety and efficacy to obtain approval from appropriate regulatory agencies, such as the FDA in the United States, the Therapeutic Goods Administration in Australia or the European Medicines Agency in the European Union, for example.

Once a drug has proved satisfactory after Phase III trials, the trial results are usually combined into a large document containing a comprehensive description of the methods and results of human and animal studies, manufacturing procedures, formulation details and shelf life. This collection of information makes up the regulatory submission that is provided for review to the appropriate regulatory authorities in different countries. They review each submission, and, it is hoped, give sponsors approval to market the drug.

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

Other

Manufacturing

We have limited experience in, and do not own facilities for, manufacturing any products or product candidates. Although we intend to continue to rely on contract manufacturers to produce our products for both clinical and commercial supplies, we will oversee the production of those products and do not anticipate relying on any particular contract manufacturer exclusively.

If we obtain FDA approval in the United States or marketing application approval outside the United States for any of our product candidates, we plan to rely on contract manufacturers to produce sufficient quantities for large-scale commercialization. These contract manufacturers will be subject to extensive government regulations. Regulatory authorities in the markets that we intend to serve require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (“GMP”) as set by the FDA. In this regard, we plan to engage only contract manufacturers who have the capability to manufacture drug products in compliance with current GMP in bulk quantities for commercialization. We also intend to safeguard our intellectual property when working with contract manufacturers by working only with manufacturers who in our estimation have a strong track record of safeguarding confidential information and who are willing to enter into agreements with us that impose upon them strict intellectual property protection measures.

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

It is our policy to require our employees, consultants, contractors, or scientific and other advisors, to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements provide that all inventions related to our business that are conceived by the individual during our relationship shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Government Regulations

Our current and future operations and research and development activities are or will be subject to various laws and regulations in the countries in which we conduct or plan to conduct our business, including but not limited to the United States, Canada, United Kingdom and potentially certain member countries from the European Union. These laws and regulations govern the research, development, sale and marketing of pharmaceuticals, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the pharmaceutical industry. We may require permits, registrations or other authorizations to maintain our operations and to carry out our future research and development activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

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

Pharmaceutical Regulatory Regimes

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals. All our pharmaceutical product candidates will require regulatory approval by governmental agencies prior to commercialization. Our drug candidates are subject to rigorous pre-clinical testing and subsequent clinical trials and other premarketing approval requirements of the FDA and regulatory authorities in other countries. Various federal, state and foreign statutes and regulations govern or affect the manufacturing, safety, labeling, stability, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. When we obtain regulatory approval for any of our product candidates, the approval may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed, promoted and advertised. Further, approved pharmaceuticals and manufacturers are subject to ongoing review and previously unknown problems may be discovered that may result in restrictions on the manufacture, sale or use of approved pharmaceuticals or their withdrawal from the market.

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

Clinical Trials

If a company wants to conduct clinical trials in the United States to test a new drug in humans, an Investigational New Drug (“IND”) Application must be prepared and submitted to the FDA. The IND Application becomes effective, if not rejected or put on clinical hold by the FDA, within 30 days of filing the application. In addition, an Institutional Review Board must review and approve the trial protocol and monitor the trial on an ongoing basis. The FDA may, at any time during the 30 day review period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials may commence or recommence without FDA authorization, and then only under terms authorized by the FDA. The IND Application process can result in substantial delay and expense.

New Drug Application

After completion of clinical trials, if there is substantial evidence that the drug is both safe and effective, a New Drug Application is prepared and submitted to the FDA for review. The New Drug Application must contain all of the essential information on the drug gathered to that date, including data from preclinical studies and clinical trials, and the content and format of a New Drug Application must conform with all FDA regulations and guidelines. Accordingly, the preparation and submission of a New Drug Application is an expensive and major undertaking for a sponsor.

The FDA reviews all New Drug Applications submitted before it accepts them for filing and may request additional information from the sponsor rather than accepting a New Drug Application for filing. In such an event, the New Drug Application must be submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in depth review of the New Drug Application. By law, the FDA has 180 days in which to conduct the initial review the New Drug Application and respond to the applicant. The review process is often significantly extended by the FDA through requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved and the scope of any approval. The FDA is not bound by the recommendation, but gives great weight to it. If the FDA evaluations of both the New Drug Application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA’s evaluation of the New Drug Application submission or manufacturing facility is not favorable, the FDA may refuse to approve the New Drug Application or issue a not approvable letter.

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

In some cases, the FDA may designate a product for priority review. A product is eligible for priority review, or review within a targeted six-month time frame from the time of acceptance of filing a New Drug Application, if the product provides a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast track designated product generally meets the FDA’s criteria for priority review. We cannot guarantee that any of our products will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures.

When appropriate, we intend to seek fast track designations for our products. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval on any of our potential products. Importantly, fast track designation does not result in the elimination or waiver of any pre-clinical or clinical trial requirements.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a New Drug Application. If the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to a longer market [orphan] exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for up to seven years after receiving FDA approval.

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

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our programs or our future product candidates, or such approval of new indications for our future products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad in the European Union.

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

Marketing Authorization

In the European Union, approval of new medicinal products can be obtained through the mutual recognition procedure or the centralized procedure. The mutual recognition procedure entails initial assessment by the national authorities of a single member state and subsequent review by national authorities in other member states based on the initial assessment. The centralized procedure requires the submission of a single Marketing Authorization Application (a “MAA”) to the EMA leading to an approval that is valid in all European Union member states. It is required for certain medicinal products, such as biotechnology products and certain new chemical entities, and is optional, or available at the EMA’s discretion, for other new chemical entities or innovative medicinal products with novel characteristics.

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

We expect that in the United States, some or possibly a majority of the patients who are treated with our products will be Medicare beneficiaries. The CMS is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid. Two aspects of Medicare reimbursement will be relevant to our products: the availability of reimbursement for physician services for administration of our products and the availability of reimbursement for our products themselves.

The CMS has asserted the authority of Medicare not to cover particular products or services if it determines that they are not “reasonable and necessary” for Medicare beneficiaries. The CMS may create a national coverage determination (a “NCD”) for a product, which establishes on a nationwide basis the indications that will be covered and the frequency limits for administration of the product. However, for most new drugs that are eligible for payment, the CMS does not create a NCD. We do not know whether we will seek or obtain a NCD for any of our current or potential products or whether any NCD we obtain will contain favorable coverage terms. As mentioned above, if Medicare coverage for our products is available, the CMS may decide to provide reimbursement through one of two avenues: Part B coverage for physician-administered drugs, or Part D coverage for outpatient prescription drugs. Under Part B coverage, Medicare reimburses purchasers of drugs that meet three statutory requirements:

•	the product is reasonable and necessary;
•	the product is not usually self-administered and as such is incidental to a physician’s service in the office setting; and
•	the administering physician bills Medicare directly for the product.

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

Medicare payment for physician services related to the administration of any of our products, if any, will most likely be determined according to a prospectively set payment rate, determined by a procedure code established by the American Medical Association. These codes, called Current Procedural Terminology (“CPT”) codes, describe the procedure performed and can be specific or more general in nature. We believe that although there are existing CPT codes that could be used, although a specific code for the administration of each of our products would be preferable. If applicable, we plan to apply for a specific CPT code. If, at launch, a specific CPT code is not available, local Medicare contractors will advise which existing CPT code should be used for services related to the administration of our products.

The CMS has been considering changes to Medicare reimbursement that could result in lower payments for physician-administered drugs, and Congress may also consider legislation that would mandate lower reimbursement levels. A reduction in reimbursement levels could materially and adversely affect our revenue.

The CMS may determine that some of our products do not qualify for Part B coverage and should instead be covered under the Part D outpatient prescription drug benefit. Because, unlike Part B, Part D coverage reimburses patients only for the drug itself and does not provide reimbursement for the physician’s administration services (though a physician can bill for service under Part B and it is possible that the CMS will provide such coverage for the administration of any of our products, even if the product in question is covered under Part D), physicians may not consider our products as attractive a treatment option if they are reimbursed under Part D instead of Part B. In addition, under Part D, there are multiple types of plans and numerous plan sponsors, each with its own formulary and product access requirements. While the CMS evaluates Part D plans’ proposed formularies for potentially discriminatory practices, the plans have considerable discretion in establishing formularies, establishing tiered co-pay structures and placing prior authorization and other restrictions on the use of specific products. Moreover, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. Revenue for our products will be substantially affected by their respective formulary status on Part D plans and the rebates that Part D plan sponsors are able to negotiate.

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

Subsidiaries

We own 100% of the outstanding common stock of Pivot Green Stream Health Solutions Inc., Pivot Naturals, LLC and Thrudermic, LLC.

Employees and Consultants

As of May 1, 2018, we have employment contracts with our chief business officer, chief financial officer as well as our president, director and vice president of our wholly-owned subsidiaries. We currently engage independent contractors in the areas of legal and auditing services. We plan to engage independent contractors in the areas of preclinical toxicity studies and clinical trial execution and data management.

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

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2018, we have not earned any revenues and had an accumulated deficit of $20,718,935. We anticipate that we will incur increased expenses without realizing sufficient revenues (if any) to offset those expenses and we therefore expect to incur significant losses for the foreseeable future. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our financial statements contain disclosure of management’s determination that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

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

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We also have negative capital cash flows from operating activities. If we cannot generate sufficient revenues to operate profitably or with positive cash flow from operating activities, we may suspend or cease our operations.

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. We experienced a net loss of $121,182 for the year ended January 31, 2018, compared to a net loss of $6,278,207 for the year ended January 31, 2017. We expect to incur substantial and increasing losses for the foreseeable future as we develop, seek regulatory approval for and commercialize our product candidates and pursue our other research and development activities. If our products are not successful in research and development or in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize our products. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will require substantial additional funds to complete our research and development activities and proposed acquisition, and if such funds are not available we may need to significantly curtail or cease our operations.

We will require substantial funds to research, develop, test and protect our product candidates, and to manufacture and market any such candidates that may be approved for commercial sale. Based on our planned research and development and commercialization activities, we anticipate that we will require funds of approximately $24.45 million to proceed with completing the development and commercialization of our products. If we do not raise sufficient funds, our plan of operation will be delayed until such time as we raise sufficient funds, provided we are able to do so. Further, the cost of carrying out our operating activities and research and development activities is not fixed, and our cash levels may at any time prove to be insufficient to finance them. Our financing needs may change substantially because a number of factors which are difficult to predict or which may be outside of our control. These include increased competition, the costs of licensing existing drugs and protecting rights to our proprietary technology, the resources required to complete pre-clinical and clinical studies, and the length and results of the regulatory approval process.

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

If our R&D projects are not completed in a timely fashion, our Company could experience:

•	substantial additional cost for the conduct of IND supporting R&D activities;
•	additional competition in the pharmaceutical and nutraceutical indications in our pipeline;
•	additional delay in obtaining requisite regulatory approvals; and
•	delay in obtaining future inflow of cash from financial or partnership activities, any of which could have a material adverse effect of our results of operations, financial condition and cash flows.

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

In order to commence clinical testing, we must successfully complete and obtain positive scientific results from pre-clinical studies and, in the case of an existing drug that we are re-profiling for a new indication, adopt existing pre-clinical or early stage clinical studies to our own research. If we successfully complete any clinical study of our own, the commercial value of any such study will significantly depend upon our choice of indication and our patient population selection for that indication.

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

Because of our planned reliance on contract manufacturers, we may also be exposed to additional risks, including those related to intellectual property and the failure of such manufacturers to comply with strictly-enforced regulatory requirements, manufacture components to our specifications, or deliver sufficient component quantities to us in a timely manner. For example, a contract manufacturer working on our behalf may violate the intellectual property rights of a third party in manufacturing a component of one of our products, and if such a violation occurs without our knowledge, we may be held vicariously liable for the acts of our contractor, incur related costs and court mandated damages, or become enjoined from selling products which violate those third-party intellectual property rights. Similarly, if a contract manufacturer working on our behalf is found to be in violation of FDA or other national regulatory standards regarding the manufacture, packaging or labeling of any of our products, we could face any number of adverse consequences including costly regulatory investigations and fines, interruptions in the flow of our products or materials, product recalls, or liability to consumers regarding any of our products that do not meet such regulatory requirements. If any of these events occurs, if our relationship with any of our potential contract manufacturers terminates, or if any such manufacturer is unable fulfill its obligations to us for any reason, our product development and commercialization efforts could suffer and we may never realize a profit.

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

Since our directors are located outside of Canada, you may be limited in your ability to enforce Canadian civil actions against them for damages to the value of your investment.

We plan to indemnify our directors and officers against liability to us and our security holders, and such indemnification could increase our operating costs.

Our Articles allow us to indemnify our directors and officers against claims associated with carrying out the duties of their offices. Our Articles also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under relevant securities legislation may be permitted to our directors, officers or control persons, certain securities regulations may deem that such indemnification is against public policy and is therefore unenforceable in that jurisdiction.

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

Not all jurisdictions allow for the medicinal use of cannabis and those jurisdictions which allow it could reverse their position.

Certain jurisdictions currently allow the medicinal use of cannabis. Many other jurisdictions do not. There can be no assurance that additional jurisdictions will allow the medicinal use of cannabis or that those jurisdictions which currently allow it will continue to do so. If either of these events occur, then not only will our growth prospects in this field be materially impacted, we may experience a declining market for our products.

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

We have licensed patent-protected technologies with Altum Pharmaceuticals Inc. and we may also license other intellectual property from other third parties, if we believe it is necessary or useful to use additional third-party intellectual property to develop our products. Typically, we would seek to negotiate and obtain any required third party licenses immediately following the completion of preliminary research to establish a concept and plan of development for a new product candidate. However, depending on the ongoing results and requirements of pre-clinical or clinical trials, which may unexpectedly vary from our anticipated plan of development, we may be required to seek additional third-party licenses at later stages of product development. We will also be required to pay license fees, certain milestones or royalties or both to obtain such licenses, and there is no guarantee that such licenses will be available on acceptable terms, if at all. Even if we are able to successfully obtain a license, certain rights may be non- or co-exclusive, and this would give our competitors access to some of the intellectual property as us, which could ultimately prevent us from commercializing a product.

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

Risks Associated with Our Securities

Trading on the OTC Bulletin Board and the Canadian Securities Exchange (the “CSE”) may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB service of the Financial Industry Regulatory Authority and is traded on the CSE. Trading in stock quoted on the OTC Bulletin Board or listed on the CSE is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission in the United States (the “SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

We must raise additional capital from external sources to carry out our business plan over the next two years. To do so, we may issue debt securities, equity securities or a combination of these securities; however, we may not be able to sell these securities, particularly under current market conditions. Even if we are successful in finding buyers for our securities, such buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and restricting our operating activities. If we choose to sell shares of our common stock, this will result in dilution to our existing stockholders. In addition, any shares of common stock we may issue may have rights, privileges and preferences superior to those of our current stockholders.

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

Other Risks

Because one of our directors is located in jurisdictions other than Canada, you may have no effective recourse against the director not located in Canada for misconduct and may not be able to enforce judgment and civil liabilities against this director.

One of our directors is a national and/or resident of a country other than Canada, specifically the Germany. As a result, it may be difficult for investors to enforce within Canada any judgments obtained against our director, including judgments predicated upon the civil liability provisions of the securities laws of Canada.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
January 31, 2018	$2.46	$0.355
October 31, 2017	$0.52	$0.047
July 31, 2017	$0.125	$0.054
April 30, 2017	$0.145	$0.054
January 31, 2017	$0.145	$0.02
October 31, 2016	$0.16	$0.04
July 31, 2016	$0.375	$0.073
April 30, 2016	$0.90	$0.20
January 31, 2016	$1.10	$0.80

__________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 1, 2018, there were approximately 81 holders of record of our common stock. As of such date, 88,055,160 common shares were issued and outstanding.

Our common shares are issued in registered form. National Issuer Services Ltd., 760 – 777 Hornby Street, Vancouver, BC Canada V6Z 1S4, telephone number (604)559-8880, is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2018.

On June 20, 2017, we issued 200,000 shares of our common stock to a third party for services rendered. We relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

On September 28, 2017, we issued 2,500,000 shares of our common stock to acquire worldwide rights to BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products. On September 29, 2017, we issued 4,623,825 shares of our common stock upon conversion of outstanding principal and accrued interest on convertible debentures. We relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

Effective October 17, 2017, we closed a private placement for an aggregate of 2,230,000 shares of our common stock at price of $0.10 per share, for gross proceeds of $223,000. Finder’s fee consisted of issuance of 200,000 common shares. On October 30 and November 2, 2017, we issued the securities to six (6) non U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On October 26, 2017, we issued 100,000 shares of our common stock pursuant to a promissory note dated September 27, 2017. On November 2, 2017, we issued 92,384 shares of our common stock for settlement of accounts payable. On November 7, 2017, we issued 50,000 shares of our common stock to a third party for services rendered. We relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

Effective December 15, 2017, we closed a private placement for an aggregate of 505,000 units, consisting of one common share and one half of one share purchase warrant, at price of $0.20 per unit for gross proceeds of US$101,000. On November 21, 2017, we issued 380,000 common shares and 190,000 share purchase warrants to seven (7) non U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. On December 18, 2017, we issued 125,000 common shares and 62,500 share purchase warrants to four (4) non U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Finder’s fee consisted of a cash payment of $5,050 and issuance of 25,250 units, consisting of one common share and one half of one share purchase warrant. On December 18, 2017, we issued 25,250 common shares and 12,625 share purchase warrants, related to finder’s fee, to one (1) non U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective February 28, 2018, we issued a private placement offering of senior secured convertible debentures ("Convertible Debentures") with a conversion price of $1.74 per common share for aggregate gross proceeds of CDN$5,000,000 (the "Offering"). The Convertible Debentures will bear interest at the rate of 10% per annum, payable quarterly, and will mature 12 months following the date of their issuance. Beginning on the date that is four months and one day following the issuance of the Convertible Debentures, we may force the conversion of the principal amount of the then outstanding Convertible Debentures at the Conversion Price on not less than 30 days’ notice should the daily volume weighted average trading price of the Common Shares be greater than $2.50 for any 20 consecutive trading days on the Canadian Stock Exchange, or such other exchange our common shares are principally traded. We relied on Regulation S of the Securities Act of 1933.

On February 28, 2018, we completed the acquisition of ERS pursuant to which we issued 5,000,000 shares of our common stock. On March 2, 2018, we completed the acquisition of Thrudermic, and worldwide rights to Thrudermic’s patented Transdermal Nanotechnology pursuant to which we issued 500,000 shares of our common stock.

On March 12, 2018, we issued 75,000 shares of common stock to a third party for services provided. On March 31, 2018, we issued 44,087 shares of our common stock pursuant to employment agreements. On April 4, 2018, we issued 62,500 shares of our common stock to a third party for services provided. We relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of May 1, 2018, we had 13,620,833 outstanding options to purchase shares of our common stock at exercise prices ranging from $0.05 to $1.31 and exercisable until March 11, 2023. As of May 1, 2018, we had outstanding warrants to purchase 265,125 shares of our common stock at exercise price of $0.35 and exercisable until June 14, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2018 and January 31, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" of this annual report.

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

Results of Operations

For the Years Ending January 31, 2018 and 2017

	Year Ended January 31,
	2018		2017
Revenue	$	Nil	$	Nil
Operating expenses		$1,049,255		$6,023,652
Accretion of discounts on convertible debentures		$105,392		$69,784
(Gain) loss on change in fair value derivative		$(204,711)		$173,110
Gain on disposal of asset		$(609,311)	$	Nil
Gain on settlements of debentures		$(246,828)	$	Nil
Interest expense		$27,385		$11,661
Net loss		$121,182		$6,278,207

During the year ended January 31, 2018, we disposed of our shares of common stock of IndUS and IndUS net liabilities for 3,800,000 shares of common stock of Pivot, which resulted in a gain on disposal of asset of $609,311. In addition, we recorded a gain on settlement of debentures related to conversion of debentures into our common stock, settlement of accounts payable into common stock and conversion of accrued management fees into a promissory note upon the disposal of our shares of IndUS common stock.

Expenses

Our operating expenses for our years ended January 31, 2018 and 2017 are outlined in the table below:

	Year Ended January 31,
	2018	2017
Depreciation and amortization	$25,075	$	Nil
Due diligence costs	$8,750	$	Nil
Foreign exchange loss	$101,466		$194,566
General and administrative	$344,868		$1,597,990
Management fees	$303,421		$4,119,231
Professional fees	$195,371		$111,865
Research and development	$70,304	$	Nil

Operating expenses for year ended January 31, 2018 decreased by $4,974,397 as compared to the comparative period in 2017. In 2017, $1,304,738 of stock-based compensation was included in general and administrative expense as a result of 700,000 common stock issued for services and grants of 6,320,833 options to purchase our common stock. In 2018, $148,909 of stock-based compensation was included in general and administrative to recognize 350,000 shares of our common stock issued to third party service providers and 100,000 stock options granted to members of our advisory board. Management fees decreased by $3,815,810 from the year ended January 31, 2017 to the year ended January 31, 2018. In 2017, 5,000,000 options to purchase our common stock granted to management. In 2018, no options were granted.

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

During our fiscal year ended January 31, 2018, 100,000 stock options with exercise price of $0.39 and maturity on November 14, 2022 were granted.

We currently do not have any other equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At January 31, 2018	At January 31, 2017
Current Assets	$149,253	$129,758
Current Liabilities	$429,200	$1,606,979
Working Capital (Deficit)	$(279,947)	$(1,477,221)

Cash Flows

	Year Ended January 31, 2018		Year Ended January 31, 2017
Net Cash used in Operating Activities		$(395,602)		$(377,783)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$360,500		$398,052
Effects of exchange rate changes on cash		$(12,808)		$20,513
(Decrease) Increase in Cash During the Period		$(47,910)		$40,782

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

Specifically, we estimate our expenses and working capital requirements for the next 12 months to be as follows:

Product Development	Estimated Expenses
Development of BiPhasix Topical Cream (20g)	$1,430,000
Development of Thrudermic Topical Tube (20g)	1,590,000
Development of Solmic Oral Dropper Bottle (30ml)	1,040,000
Development of Ready-to-infuse Powderized Products	2,310,000
Product Registration and Regulatory	1,590,000
Data Generation to Claim Indications	3,180,000
Manufacturing and Supply	7,150,000
Sales and Marketing Costs	3,970,000
General and Administrative	1,990,000
Total:	$24,250,000

Based on our planned expenditures, we will require additional funds of approximately $24.25 million to proceed with our business plan over the next 12 months and the commencement of commercialization of our product initiatives. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Funds raised will be used towards the recruitment of appropriate management and research and development (“R&D”) personnel, as well as towards product development expenditures. Specifically, the funds will be used to cover R&D expenses associated with 1) manufacturing scale-up of our products at a GMP-certified, high potency drug manufacturing facility; 2) development and manufacture of formulation of our products at a GMP-certified product manufacturing facility for administration of the drug candidates in animals (for safety evaluation) and subsequently to humans 3) submission to appropriate regulatory authorities for NHP registration.

We anticipate that we will incur substantial losses for the foreseeable future. We have negative cash flows from current operating activities and may continue to be unprofitable. Even if we carry out our expanded research and development activities on our products, there is no guarantee that we will be able to market them or derive any revenues from their sale.

Although we are anticipating commercialization to commence on some of our product initiatives over the next 12 months, anticipated revenues will not be sufficient to finance our business plan. We intend to raise capital through equity and, if necessary, debt financing. We anticipate that the bulk of any additional funding we receive will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to fund our operations or planned research and development activities. In the absence of such financing, we will not be able to carry out our planned research and development activities. Even if we are successful in obtaining equity financing to fund our operations and research and development activities, there is no assurance that we will obtain the funding necessary to pursue any advanced research and development following the completion of our planned clinical trials. If we do not continue to obtain additional financing, we may be forced to abandon our business plan. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.

Any modifications to our plans will be based on many factors, including the results of our R&D and the amount of available capital. Further, the extent to which we carry out our development of planned products is dependent upon the amount of financing available to us.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $24.25 million over the next 12 months to pay for product development, sales and marketing and general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2018 and 2017, our company did not have any amounts recorded pertaining to uncertain tax positions.

Our company files federal and provincial income tax returns in Canada. Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2018 and 2017, there were no charges for interest or penalties.

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

Foreign Currency Translation

The functional currency of our parent entity, Pivot Pharmaceuticals Inc., and our wholly-owned subsidiary, Pivot Green Stream Health Solutions Inc., is the Canadian dollar. Our company’s presentation currency is the US dollar.

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

Years ended January 31, 2018 and 2017

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pivot Pharmaceuticals Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pivot Pharmaceuticals Inc. (“the Company”) as of January 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2014.

Salt Lake City, UT

May 1, 2018

PIVOT PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	January 31, 2018 $	January 31, 2017 $

Assets

Current assets

Cash	64,511	112,421
Prepaids and other current assets	84,742	17,337

Total current assets	149,253	129,758

Security deposit	–	2,900
Intangible asset, net (Note 5)	234,564	–

Total assets	383,817	132,658

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	217,921	996,853
Due to related parties (Note 13)	10,104	22,574
Convertible debenture, net (Note 6)	–	275,011
Derivative liabilities (Note 7)	–	312,541
Promissory note (Note 8)	201,175	–

Total liabilities	429,200	1,606,979

Stockholders’ Deficit

Common stock: Unlimited shares authorized, without par value, 82,373,559 and 75,647,114 shares issued and outstanding, respectively (Note 9)	8,263,767	7,327,588

Additional paid-in capital	11,816,057	11,211,031

Accumulated other comprehensive income	593,728	584,813

Accumulated deficit	(20,718,935)	(20,597,753)

Total stockholders’ deficit	(45,383)	(1,474,321)

Total liabilities and stockholders’ deficit	383,817	132,658

Nature of operations and continuance of business (Note 1)

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

	Year Ended January 31, 2018 $	Year Ended January 31, 2017 $

Revenue	–	–

Expenses
Amortization	25,075	–
Due diligence costs	8,750	–
Foreign exchange loss	101,466	194,566
General and administrative	344,868	1,597,990
Management fees	303,421	4,119,231
Professional fees	195,371	111,865
Research and development	70,304	–

Total expenses	1,049,255	6,023,652

Loss from operations	(1,049,255)	(6,023,652)

Other (expenses) income
Amortization of discount on convertible debentures	(105,392)	(69,784)
Gain (loss) on change in fair value of derivative liabilities	204,711	(173,110)
Gain on disposal of asset (Note 3)	609,311	–
Gain on settlement of debts	246,828	–
Interest expense	(27,385)	(11,661)

Total other income (expenses)	928,073	(254,555)

Net loss	(121,182)	(6,278,207)

Other comprehensive income (loss)
Foreign currency translation adjustment	8,915	(160,438)

Net comprehensive loss	(112,267)	(6,438,645)

Net loss per share, basic and diluted	(0.00)	(0.08)

Weighted average shares outstanding – basic and diluted	79,898,541	75,315,288

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Common Stock		Common Stock	Additional Paid-In	Foreign Currency Translation
	Shares #	Amount $	Issuable $	Capital $	Adjustment $	Deficit $	Total $
Balance – January 31, 2016	74,722,100	7,054,499	16,206	6,174,601	745,251	(14,319,546)	(328,989)
Common stock issued for services	925,000	273,089	(16,206)	–	–	–	256,883
Warrants issued with convertible debenture	–	–	–	20,113	–	–	20,113
Stock-based compensation	–	–	–	5,016,317	–	–	5,016,317
Net loss	–	–	–	–	(160,438)	(6,278,207)	(6,438,645)

Balance – January 31, 2017	75,647,100	7,327,588	–	11,211,031	584,813	(20,597,753)	(1,474,321)
Common stock issued for services	350,000	98,479	–	–	–	–	98,479
Common stock issued for settlement of accounts payable and accrued liabilities to related parties	92,384	35,153	–	–	–	–	35,153
Capital contribution by officers in forgiveness of liabilities	–	–	–	552,888	–	–	552,888
Common stock issued for conversion of debenture	4,623,825	601,097	–	–	–	–	601,097
Common stock issued for acquisition of license	2,500,000	262,500	–	–	–	–	262,500
Common stock and warrants issued for cash	2,735,000	324,000	–	–	–	–	324,000
Common stock issued for finder’s fee	225,250	(5,050)	–	–	–	–	(5,050)
Cancellation of common stock pursuant to disposal of asset	(3,800,000)	(380,000)	–	–	–	–	(380,000)
Stock-based compensation	–	–	–	52,138	–	–	52,138
Net loss	–	–	–	–	(8,915)	(121,182)	(112,267)

Balance – January 31, 2018	82,373,559	8,263,767	–	11,816,057	593,728	(20,718,935)	(45,383)

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended January 31, 2018 $	Year Ended January 31, 2017 $

Operating activities

Net loss	(121,182)	(6,278,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	25,075	–
Amortization of discount on convertible debenture	105,392	69,784
Common stock issued for services	98,479	256,867
Fair value of stock options vested	49,608	4,820,100
(Gain) loss on change in fair value of derivative liabilities	(204,711)	173,110
Gain on disposal of assets	(609,311)	–
Gain on settlement of debts	(246,828)	–
Changes in operating assets and liabilities:
Prepaids and other current assets	(72,747)	8,018
Due to related parties	9,616	18,334
Accounts payable and accrued liabilities	534,384	572,545
Other liabilities	36,623	–

Net cash used in operating activities	(395,602)	(359,449)

Financing activities
Proceeds from issuance of common stock and warrants	324,000	–
Proceeds from debenture	36,500	–
Proceeds from issuance of convertible debenture	–	379,718

Net cash provided by financing activities	360,500	379,718

Effects of exchange rate changes on cash	(12,808)	20,513

Net change in cash	(47,910)	40,782

Cash – beginning of period	112,421	71,639

Cash – end of period	64,511	112,421

Supplemental cash flow disclosures (Note 13)

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2017

(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Pivot Pharmaceuticals Inc. (the “Company”) was incorporated in British Columbia under the Business Corporations Act on June 10, 2002. On April 7, 2015, the Company changed its name from Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. The Company is in the business of developing and commercializing therapeutic pharmaceuticals and nutraceuticals, as well as drug delivery platform technologies.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2018, the Company has not earned any revenue, has a working capital deficit of $279,947 and an accumulated deficit of $20,718,935. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Year ended January 31, 2017

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2018 and 2017, the Company had no cash equivalents.

(e)	Intangible Asset

Intangible assets consists of costs incurred to acquire a license. Intangible assets are considered finite live assets and recorded at cost less accumulated amortization and accumulated impairment. Subsequent expenditures are capitalized only when they increase the future economic benefits embodied in the asset. Amortization is recorded using the straight-line method and is intended to amortize the license over its estimated useful life of four years.

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

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2018, the Company has excluded 6,153,764 (2017 – 6,840,834) potential dilutive shares.

(i)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at January 31, 2018 and 2017, the Company’s comprehensive income included foreign currency translation adjustments.

(j)	Research and Development Costs

Research costs are expensed in the period that they are incurred.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2017

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(k)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2018 and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2018 and 2017, there were no charges for interest or penalties.

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

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities, due to related parties and promissory note. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets, and the fair value of derivative liabilities is determined based on “Level 3” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2017

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(m)	Foreign Currency Translation

The functional currency of the parent entity, Pivot Pharmaceuticals Inc., and the wholly-owned subsidiary, Pivot Green Stream Health Solutions Inc., is the Canadian dollar. The Company’s presentation currency is the US dollar.

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

(n)	Reclassifications

We have made reclassifications to certain numbers reported in the prior year to conform to the presentation of the current year.

(o)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. Disposal of Asset

On September 11, 2017, the Company completed an exchange agreement whereby the Company exchanged with its past Chief Executive Officer 100% of its shares of common stock of its wholly-owned subsidiary, IndUS Pharmaceuticals, Inc. (“IndUS”), for 3,800,000 shares of common stock of the Company (Note 9(b)). Pursuant to the exchange agreement, the Company has provided its former Chief Executive Officer a promissory note (Note 8(a)) in the amount of $200,000 in discharge of all obligations with respect to Dr. Chaturvedi’s accrued salary totaling $267,267 through September 11, 2017 for which a gain of $102,259 has been included in gain on settlement of debts in the statement of operations.

The disposal of IndUS resulted in a gain as follows:

3,800,000 shares of common stock acquired and cancelled	$380,000

Net liabilities exchanged	229,311

Gain on disposal of asset	$609,311

The disposal of IndUS did not meet the definition of discontinued operations as it did not represent a strategic shift that has a major effect on the Company’s operations and financial results.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2017

(Expressed in U.S. dollars)

4. Asset Acquisitions

(a)	BiPhasix License

On September 12, 2017, the Company entered into a licensing agreement with Altum Pharmaceuticals Inc. (“Altum”), a party related by way of common director and officers, whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products. Consideration included:

	1)	Issuance of 2,500,000 shares of common stock on September 12, 2017 valued at $247,556 (Notes 5 and 9(c));

	2)	Issuance of 2,500,000 shares of common stock of Pivot upon Health Canada Natural Product Number approval (not yet issued as of the date of this report);

	3)	Royalties on annual gross sales; and

4)

For pharmaceutical products, milestone payments payable upon first Investigative New Drug Approval, upon positive outcome of Phase II trial in first indication, and upon New Drug Application approval. As of January 31, 2018 and the date of this report, no milestones have been achieved.

(b)	SolMic Solubilization License

On September 23, 2017, the Company entered into a collaboration and license agreement with SolMic GmbH (“Solmic”) whereby the Company will acquire worldwide rights to Solmic’s Solubilization Technology for the development and commercialization of cannabinoid-containing natural extracts. Milestones include payments upon the following developments: 1) Regulatory approval of a natural health product; 2) First approval of an investigative new drug application for a pharmaceutical product; 3) Positive outcome of a Phase II clinical trial of a pharmaceutical product in the first indication; and 4) Approval of a New Drug Application for a pharmaceutical product by the US Food and Drug Administration. Other consideration include a sales milestone upon aggregate net sales of $5,000,000 and royalties on aggregate net sales, which have not been achieved as at January 31, 2018 and as of the date of this report.

5. Intangible Asset

Cost	BiPhasix License $

Balance, January 31, 2017	–
License agreement (Note 4(a))	247,556
Effect of foreign exchange rate changes	12,083

Balance, January 31, 2018	259,639

Accumulated Amortization

Balance, January 31, 2017	–
Amortization	25,075

Balance, January 31, 2018	25,075

Net book value, January 31, 2018	234,564
Net book value, January 31, 2017	–

Weighted average life remaining on intangible asset is 3.6 years. Future amortization for the next four years is:

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2017

(Expressed in U.S. dollars)

5. Intangible Asset (continued)

Expiry Date	$

2019	79,793
2020	79,793
2021	79,793
2022	48,969

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

On September 18, 2017, the lender converted the outstanding principal and accrued interest of the convertible debenture into 4,623,825 shares of common stock (Note 9(d)) of the Company at a conversion price of $0.10. A loss on conversion of debenture of $21,236 was recorded within gain on settlement of debts in the consolidated statements of operations and comprehensive income. As of January 31, 2018, the carrying value of the convertible debenture is $nil (January 31, 2017 - $275,011) which is net of debt discounts related to conversion feature, financing costs and warrants of $nil, $nil and $nil, respectively (January 31, 2017 - $94,709, $6,126 and $6,477, respectively). As of January 31, 2018, interest accrued on the convertible debenture is $nil (January 31, 2017 - $10,307) and the fair value of the conversion option derivative liability is $nil (January 31, 2017 - $312,541).

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2017

(Expressed in U.S. dollars)

7. Derivative Liability

Derivative liability consists of convertible debenture with variable conversion price (Note 6). On September 18, 2017, the convertible debenture was converted into shares of common stock (Note 6). The fair value of derivative liability as at January 31, 2018 and January 31, 2017 is as follows:

	January 31, 2018 $	January 31, 2017 $

September 2016 convertible debenture	–	312,541

	–	312,541

The fair value of derivative financial liability was determined using the binomial option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
September 2016 convertible debenture	296%	0.45%	0%	0.50

8. Promissory Note

	January 31, 2018 $	January 31, 2017 $

Principal (Note 8(a))	200,000	–

(a)	Promissory Note – Former Chief Executive Officer (Note 3)

Promissory note bears interest at 8% per annum. Principal and accrued interest are due on the earlier of: 1) 30 days after the completion of a financing of at least $2,000,000 and (ii) September 10, 2027, provided that if repayment occurs prior to the second anniversary date, all interest will be waived. On February 28, 2018, the Company issued senior secured convertible debentures for gross proceeds of $5,000,000 Canadian dollars (Note 15). Accordingly, accrued interest being waived, principal was due and repaid on March 30, 2018. In accordance with ASC 470-10-45-2, the Company has classified the note payable as a current liability.

(b)	Promissory Note – Third Party

On September 27, 2017, the Company issued a promissory note in the amount of $400,000, bearing interest at 12% per annum and maturing on December 31, 2018, which no proceeds have been received by the Company as at January 31, 2018. As part of the promissory note, 100,000 shares of our common stock were issued (Note 9(d)).

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2017

(Expressed in U.S. dollars)

9. Common Stock

During the year ended January 31, 2018:

(a)	On July 19, 2017, 200,000 shares of common stock were issued for services rendered.

(b)	On September 11, 2017, 3,800,000 shares of common stock were acquired and cancelled pursuant to the share exchange agreement (Note 3).

(c)	On September 12, 2017, 2,500,000 shares of common stock were issued pursuant to the Altum licensing agreement (Note 4(a)).

(d)	On September 18, 2017, 4,623,825 shares of common stock were issued upon conversion of convertible debenture (Note 6).

(e)	On October 26, 2017, 100,000 shares of common stock were issued pursuant to a promissory note issued (Note 8(b)).

(f)	In October 2017, the Company received proceeds totaling $223,000 pursuant to private placements for the issuance of 2,230,000 shares of common stock at a price of $0.10 per share. 330,000 shares of common stock were issued on October 30 and 1,900,000 shares of common stock were issued on November 2, 2017. On November 2, 2017, 200,000 shares of common stock related to share issue costs on this private placement were issued.

(h)	On October 31, 2017, the Company settled $35,153 of accounts payable through the issuance of 92,384 shares of common stock (Note 12(d)), which were issued on November 2, 2017.

(i)	On November 7, 2017, 50,000 shares of common stock were issued for services rendered.

(j)	Effective December 15, 2017, the Company closed a private placement for an aggregate of 505,000 units, consisting of one common share and one half of one share purchase warrant, at price of $0.20 per unit for gross proceeds of $101,000. On November 21, 2017, 380,000 shares of common stock and 190,000 share purchase warrants were issued. On December 18, 2017, 125,000 shares of common stock and 62,500 share purchase warrants were issued. Finder’s fee consisted of a cash payment of $5,050 and issuance of 25,250 units, consisting of one common share and one half of one share purchase warrant. On December 18, 2017, 25,250 shares of common stock and 12,625 share purchase warrants related to the finder’s fee were issued.

During the year ended January 31, 2017:

(k)	On February 10, 2016, the Company issued 100,000 shares of common stock to service providers for services provided valued at $68,000. The value of the common stock was based on the market price of the stock on the date of issuance.

(l)	On February 29, 2016, March 31, 2016, May 2, 2016, May 31, 2016, June 28, 2016, August 2, 2016 and August 30, 2016, the Company issued 25,000 shares of common stock on each of these dates to the Company’s CEO as monthly compensation valued at $15,000, $13,750, $7,500, $6,000, $4,875, $3,757 and $3,250, respectively. The value of the common stock was based on the market price of the stock on the date of issuance.

(m)	In June 2016, 600,000 shares of common stock were issued to service providers and valued at $144,500 based on the market price of the stock on the dates of issuances.

(n)	On July 31, 2016 and January 31, 2017, 25,000 shares of common stock, valued at $3,750 and $2,708, respectively, previously held in escrow were released to a member of the Company’s Scientific Advisory Board (“SAB member”). The value of the common stock was based on the market price of the stock on the date of issuance.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2017

(Expressed in U.S. dollars)

10. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2017	434,622	0.10

Granted (Note 9(j))	265,125	0.35
Expired	(434,622)	0.10

Balance, January 31, 2018	265,125	0.35

As at January 31, 2018, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

190,000	0.35	May 20, 2019
75,125	0.35	June 14 ,2019

11. Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2016	6,200,000	0.10	3.9	32,000
Granted	11,320,833	0.48	4.4	36,599
Forfeited	(2,000,000)	(0.10)	–	–

Outstanding, January 31, 2017	15,520,833	0.38	4.2	68,599
Granted	100,000	0.39	4.79	163,000
Forfeited	(2,000,000)	(0.70)	–	–

Outstanding, January 31, 2018	13,620,833	0.34	3.26	22,917,756

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2017

(Expressed in U.S. dollars)

11. Stock Options (continued)

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
200,000 options expiring on November 30, 2020	415%	1.48%	0%	3.8
5,250,000 options expiring on February 22, 2021	388%	1.48%	0%	4.3
29,000 options expiring on May 2, 2021	375%	1.73%	0%	3.5
4,000,000 options expiring on December 14, 2021	426%	2.10%	0%	5.0
41,833 options expiring on January 23, 2021	428%	1.94%	0%	5.0
100,000 options expiring on November 14, 2022	382%	1.76%	0%	4.8

Additional information regarding stock options as of January 31, 2018, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date

200,000	200,000	0.25	November 30, 2020
4,000,000	4,000,000	0.10	December 14, 2020
5,250,000	5,250,000	0.70	February 22, 2021
29,000	29,000	0.34	May 2, 2021
4,000,000	4,000,000	0.10	December 14, 2021
41,833	41,833	0.05	January 23, 2022
100,000	25,000	0.39	November 14, 2022
13,620,833	13,545,833

$112,147 of stock-based compensation have yet to be recognized and will be recognized in future periods.

12. Supplemental Cash Flow Disclosures

	January 31, 2018 $	January 31, 2017 $
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–
Non-cash investing and financing activities:
Capital contribution through forgiveness of debt	552,888	–
Common stock issued for finders’ fee	39,673	–
Common stock issued for settlement of accounts payable	35,153	–
Common stock issued for settlement of convertible debenture	601,097	–
Common stock issued for intangible asset	262,500	–
Debt discounts on convertible debt	–	174,364
Promissory note issued for settlement of accrued salaries	200,000	–
Common stock received and constructively retired in disposition of assets	380,000	–

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2017

(Expressed in U.S. dollars)

13. Related Party Transactions

(a)	As at January 31, 2018, the Company owed $4,767 (2017 - $4,154) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)	As at January 31, 2018, the Company owed $nil (2017 – $18,421) to the Company’s past Chief Executive Officer.

(c)	On September 12, 2017, the Company entered into a licensing agreement with Altum, a party related by way of common director and officers, whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products (Note 4(a)). As at January 31, 2018, the Company owed Altum $5,337 (2017 - $nil) for expenses paid on behalf of the Company, which was repaid subsequent to year end.

(d)

During the year ended January 31, 2018, a capital contribution amounting to $552,888 was made by two officers who forgave accrued management fees. In addition, $35,153 of accounts payable due to a company controlled by the Company’s Chief Financial Officer were settled for 92,384 shares of common stock.

14. Income Taxes

The Company has approximately $7.7 million of non-capital losses carried forward to offset taxable income in future years which expire beginning in fiscal 2029. The income tax benefit differs from the amount computed by applying the Canadian federal and provincial statutory rates to net loss before income taxes for the years ended January 31, 2018 and 2017, respectively, as a result of the following:

	2018 $	2017 $

Net loss before taxes	121,182	6,329,029
Statutory rate	26.0%	26.0%

Expected tax recovery	31,507	1,645,548
Lower effective tax rate on losses in U.S. jurisdiction	(1,458)	(2,538)
Permanent differences and other	5,950	(1,380,771)
Expenses deductible for tax purposes	28	35
Current period losses not recognized	(36,027)	(262,274)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at January 31, 2018 and 2017, after applying enacted corporate income tax rates, are as follows:

	2018 $	2017 $

Share issue costs	7,047	–
Non-capital losses carried forward	2,004,369	2,351,702
Valuation allowance	(2,011,416)	(2,351,702)

Net deferred tax asset	–	–

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Year ended January 31, 2017

(Expressed in U.S. dollars)

14. Income Taxes (continued)

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

Expiry Date	Non-Capital Loss $

2029	353,468
2030	63,430
2031	113,439
2032	535,169
2033	-
2034	558,959
2035	1,185,382
2036	3,772,475
2037	1,030,791
2038	95,570

7,708,683

15. Subsequent Events

Effective February 28, 2018, the Company issued promissory notes for up to CDN $1,000,000 which accrue interest at 10% per annum and mature on December 29, 2022. CDN$557,000 was advanced to the Company, which was repaid with proceeds from the issuance of senior secured convertible debentures on February 28, 2018.

Effective February 28, 2018, the Company issued senior secured convertible debentures with a conversion price of $1.74 per common share for aggregate gross proceeds of CDN$5,000,000 (the "Offering"). The convertible debentures will bear interest at the rate of 10% per annum, payable quarterly, and will mature 12 months following the date of their issuance. Beginning on the date that is four months and one day following the issuance of the convertible debentures, the Company may force the conversion of the principal amount of the then outstanding convertible debentures at the conversion price on not less than 30 days’ notice should the daily volume weighted average trading price of the shares of common stock be greater than $2.50 for any 20 consecutive trading days on the Canadian Stock Exchange, or such other exchange our common shares are principally traded.

On February 28, 2018, the Company completed the acquisition of ERS Holdings, LLC (“ERS”) pursuant to an Exchange Agreement dated as of February 10, 2018 among the Company, ERS and the members of ERS. As consideration for the purchase, the Company paid $333,333 in cash on closing, issued 5,000,000 shares of common stock and will pay an additional $333,333 six and twelve (12) months after closing. Financial consideration include royalties on future annual net sales.

On March 2, 2018, the Company completed the acquisition of Thrudermic, LLC (“Thrudermic”) and worldwide rights to Thrudermic’s patented Transdermal Nanotechnology for the development and commercialization of transdermal cannabinoids pursuant to an Exchange Agreement dated as of March 2, 2018 among the Company, Dr. Joseph Borovsky, Dr. Leonid Lurya and Thrudermic. As consideration for the purchase, the Company paid $1 in cash on closing and issued 500,000 shares of our common stock.

On March 12, 2018, the Company granted 200,000 options to purchase common stock to a third party with exercise price of $1.76 Canadian dollars per share, expiry on March 11, 2023 and equal monthy vesting over 12 months.

On March 14, 2018 and April 4, 2018, the Company issued 75,000 and 62,500 shares of common stock, respectively, to third parties for services rendered. On March 31, 2018, the Company issued 44,087 shares of common stock pursuant to employment agreements entered into upon the acquisitions of ERS and Thrudermic.

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

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018 and determined that they were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2018 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2018, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.	We did not maintain appropriate financial reporting controls – As of January 31, 2018, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2018, our company did not have sufficient financial reporting controls with respect to the segregation of incompatible duties related to the ability to post adjusting journal entries and access to our company’s assets.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company’s internal control over financial reporting was not effective as of January 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Sadler, Gibb & Associates, LLC, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2018 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended January 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 18, 2016, we accepted the resignation of Dr. Ahmad Doroudian as a member of our Audit Committee. Concurrently, we appointed Dr. Wolfgang Renz to the Audit Committee. On November 24, 2017, Dr. Ahmad Doroudian was appointed to the Audit Committee.

On September 11, 2017, we accepted the resignation of Dr. Pravin Chaturvedi as our Chief Executive Officer and Director. On the same date, we appointed Dr. Patrick Frankham as our new Chief Executive Officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Ahmad Doroudian	Chairman, Secretary, Chief Business Officer and Director	57	September 17, 2007
Dr. Patrick Frankham	Chief Executive Officer and Director	46	November 20, 2015
Moira Ong	Chief Financial Officer	43	December 26, 2010
Dr. Wolfgang Renz	Director	48	February 5, 2015

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

Dr. Patrick Frankham –Director

Dr. Patrick Frankham was appointed as director of our company on July 24, 2014 and as Chief Executive Officer on September 11, 2017. Dr. Frankham has over 22 years of experience in the biopharmaceutical and services industries. Prior to joining Pivot Pharmaceuticals he was Executive Director, Healthcare Innovation, Boehringer-Ingelheim GmbH. He has also founded several multinational healthcare startup enterprises including healthcare information technology, services and pharmaceuticals companies. His professional experience includes public and private companies as well as multinational corporations. He has developed pharmaceutical products in several therapeutic areas and interacted with global regulatory authorities. Notable prior organizations where he held increasing leadership roles include, Phoenix International Life Sciences (MDS Pharma Services), Endoceutics Inc., AeternaZentaris, BioAxone Biosciences, & ICON Clinical Research. Dr Frankham obtained his PhD in molecular endocrinology (Université Laval, Canada), and holds an MBA in Finance (University of Liverpool, UK). We appointed Dr. Frankham to our board due to his background in the biopharmaceutical industry.

Moira Ong – Chief Financial Officer

Moira Ong was appointed as our Chief Financial Officer on December 26, 2010. Ms. Ong has more than 20 years of experience in public company accounting and audit reporting. From 2010 through 2012, Ms. Ong was also the vice president of finance of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products. From 2005 until 2010, Ms. Ong was senior manager at a global accounting firm in charge of completion of financial statements for Canadian publicly listed companies. From 2003 to 2005 she served as financial consultant for a private financial planning company. Ms. Ong was a manager in the banking and securities group at a global accounting firm in New York from 2000 to 2003. Ms. Ong obtained her Chartered Professional Accountant designation in 1999 and her Chartered Financial Analyst designation in 2003.

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

Conflicts of Interest

Dr. Doroudian is a co-founder and chief executive officer of Altum Pharmaceuticals Inc., a company engaged in the research, development and commercialization of novel pharmaceutical products.

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

Our company has a formal audit committee which was formed in May 2010, but currently does not have a financial expert. Our audit committee consists of Dr. Patrick Frankham, Dr. Wolfgang Renz and Dr. Ahmad Doroudian. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended January 31, 2018 and 2017 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2018 and 2017; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compens-ation ($)	Total ($)
Dr. Patrick Frankham (1)	2018	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer and Director	2017	N/A		N/A	N/A	N/A	N/A	N/A	N/A	N/A

Dr. Pravin Chaturvedi (2)	2018	117,000		Nil	Nil	Nil	Nil	Nil	Nil	117,000
Past President, Chief Executive Officer and Director	2017	125,000		Nil	54,132	860,705	Nil	Nil	Nil	1,039,837

Moira Ong (3)	2018	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Financial Officer	2017	Nil	(5)	Nil	Nil	430,352	Nil	Nil	Nil	430,352

Dr. Ahmad Doroudian (4)	2018	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chairman, Secretary, Chief Business Officer and Director	2017	Nil	(5)	Nil	Nil	860,705	Nil	Nil	Nil	860,705

___________

(1)	Dr. Frankham was appointed as our president, Chief Executive Officer and Director on September 11, 2017.
(2)	Dr. Chaturvedi was appointed as our president, Chief Executive Officer and Director on November 20, 2015 and resigned as Chief Executive Officer and Director on September 11, 2017.
(3)	Ms. Ong was appointed as our Chief Financial Officer on December 26, 2010.
(4)	Dr. Doroudian was appointed as our President, Chief Executive Officer and Director on September 17, 2007 and as Chief Executive Officer and Secretary on March 30, 2011. He resigned as President, Chief Executive Officer and Secretary on August 30, 2011 and was re-appointed as president, Chief Executive Officer and secretary on July 24, 2014. Dr. Doroudian subsequently resigned as President and Chief Executive Officer on February 5, 2015 and was appointed as Chairman on that date. Currently Dr. Ahmad Doroudian acts as our company’s Chairman, Secretary, Chief Business Officer and Director.
(5)	Amounts incurred as salaries for the year ended January 31, 2017 of $200,000 for Ms. Ong and $200,000 for Dr. Doroudian were forgiven on July 31, 2017.

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

Stock Options/SAR Grants

During our fiscal year ended January 31, 2018, we did not grant any stock options to officers and directors.

During our fiscal year ended January 31, 2017:

•	5,000,000 stock options with exercise price of $0.70 and maturity on February 22, 2021 to officers and directors, including our past President, Dr. Chaturvedi.
•	4,000,000 stock options with exercise price of $0.10 and maturity on December 14, 2021 were granted to two of our directors.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Patrick Frankham	2,000,000	2,000,000	N/A	$0.10	December 14, 2020	N/A	N/A	N/A	N/A
Chief Executive Officer	2,000,000	2,000,000	N/A	$0.10	December 14, 2021	N/A	N/A	N/A	N/A

Moira Ong Chief Financial Officer	1,000,000	1,000,000	N/A	$0.70	February 22, 2021	N/A	N/A	N/A	N/A
Dr. Ahmad Doroudian Chief Business Officer	2,000,000	2,000,000	N/A	$0.70	February 22, 2021	N/A	N/A	N/A	N/A

Option Exercises

During our fiscal year ended January 31, 2018, there were no options exercised by our named officers.

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

Effective November 19, 2015, we entered into director services agreements with our directors, Dr. Wolfgang Renz and Dr. Patrick Frankham. Pursuant to the agreements each director shall provide director services to our company for a period of 24 months in consideration for 10,000,000 options to purchase our common stock to be granted as follows: 2,000,000 options on each of December 15, 2015, December 15, 2016, December 15, 2017, December 15, 2018 and December 15, 2019. Each agreement may be terminated by our company without notice for cause, or by any party with 30 days prior notice. No options were granted on December 15, 2017 as such grants would have exceeded the limitations set out in our Stock Option Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 1, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Dr. Ahmad Doroudian (2) 4172 Doncaster Way Vancouver BC V6S 1V9	23,050,889(3) CommonShares	26.18%
Dr. Patrick Frankham (6) 388 De La Vauvette Rosemere, QC, J7A 4J7	4,000,000(7) CommonShares	4.54%
Moira Ong (4) 2392 Lawson Avenue West Vancouver, BC V7V 2E6	3,092,384(5) CommonShares	3.51%
Dr. Wolfgang Renz (8) Am Hochgericht 31 Rheinfelden, Germany 79618	4,000,000(9) CommonShares	4.54%
Patrick Rolfes (10) 1161 N. Anaheim Blvd. Anaheim, CA 92801	779,763(11) CommonShares	0.89%
Joseph Borovsky (12) 4843 Gate Post Lane Wilmington, NC 28412	255,023(13) CommonShares	0.29%
Directors and Officers as a Group(1)	35,178,059 Common Shares	39.95%
None
Over 5% Shareholders as a Group	Nil Common Shares	Nil %

___________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 28, 2017. As of April 28, 2017, there were 75,647,114 shares of our company’s common stock issued and outstanding.
(2)	Dr. Ahmad Doroudian was appointed as our President, Chief Executive Officer and Director on September 17, 2007 and as Chief Executive Officer and Secretary on March 30, 2011. He resigned as President, Chief Executive Officer and Secretary on August 30, 2011 and was re-appointed as President, Chief Executive Officer and Secretary on July 24, 2014. Dr. Doroudian subsequently resigned as President and Chief Executive Officer on February 5, 2015 and was appointed as Chairman on that date. Currently Dr. Ahmad Doroudian acts as our company’s Chairman, Secretary, Chief Business Officer and Director.
(3)	Includes 17,385,939 shares owned by Dr. Doroudian, 200,000 shares owned by Khadija Zerouali, the spouse of Dr. Ahmad Doroudian, 200,000 shares owned by Kinwa Pharma International Company Ltd., a company over which Dr. Ahmad Doroudian and Ms. Zerouali have shared voting and investment power, 3,264,950 shares owned by Sassel Investments Inc., a company over which Dr. Ahmad Doroudian has voting and investment power and 2,000,000 options to purchase shares at $0.70 for a period of five years from February 23, 2016.
(4)	Ms. Ong was appointed as our Chief Financial Officer on December 26, 2010.
(5)	Includes 2,092,384 shares owned by Ms. Ong and 1,000,000 options to purchase shares at $0.70 for a period of five years from February 23, 2016.
(6)	Dr. Patrick Frankham was appointed as Director of our company on July 24, 2014 and as our Chief Executive Officer on September 11, 2017.
(7)	Includes 2,000,000 options to purchase shares at $0.10 for a period of five years from December 15, 2015 and 2,000,000 options to purchase shares at $0.10 for a period of five years from December 15, 2016.
(8)	Dr. Renz was appointed as a Director of our company on February 5, 2015.
(9)	Includes 2,000,000 options to purchase shares at $0.10 for a period of five years from December 15, 2015 and 2,000,000 options to purchase shares at $0.10 for a period of five years from December 15, 2016.
(10)	Patrick Rolfes was appointed as President of our fully owned subsidiary, Pivot Naturals, LLC (formerly ERS Holdings, LLC) on March 1, 2018.
(11)	Includes 779,763 shares owned by Mr. Rolfes.
(12)	Joseph Borovsky was appointed as Vice President, Product Formulation on March 1, 2018.
(13)	Includes 255,023 shares owned by Mr. Borovsky.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of May 1, 2018, securities authorized for issuance under our equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Column A)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (Column B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (Column C)
Equity compensation plans approved by security holders	13,885,958	$0.34	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	13,885,958	$0.34	N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Dr. Ahmad Doroudian, Dr. Patrick Frankham and Dr. Wolfgang Renz. Dr. Wolfgang Renz is an independent director.

Our audit committee consists of Dr. Wolfgang Renz and Dr. Ahmad Doroudian.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2018 and for the fiscal year ended January 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2018 $	January 31, 2017 $
Audit Fees	25,000	24,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	25,000	24,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014)
3.10	Notice of Alteration removing Pre-Existing Company Provisions (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2015)
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)

10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.12	Director Services Agreement dated November 19, 2015 with Dr. Patrick Frankham (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2015)
10.13	Director Services Agreement dated November 19, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2015)
10.14	Consulting Services Agreement dated November 19, 2015 with Dr. Giora Davidai (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2015)
10.15

Plan of Merger and Acquisition Agreement between our company and IndUS Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2015 and our Current Report on Form 8-K/A filed on February 3, 2016)

10.16	Employment Agreement dated November 20, 2015 with Dr. Pravin Chaturvedi (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2015)
10.17	Employment Agreement dated February 1, 2016 with Dr. Ahmad Doroudian (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.18	Employment Agreement dated February 1, 2016 with Moira Ong (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.19	Consulting Services Agreement dated February 1, 2016 with Soho Capital Inc. (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.20	Convertible debenture agreement dated September 29, 2016 with Avro Capital Partners Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2017)
10.21

Exchange Agreement between our company, IndUS Pharmaceuticals, Inc. and Pravin Chaturvedi, dated September 11, 2017 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2017)

10.22	Licensing Agreement between our company and Altum Pharmaceuticals Inc. dated September 12, 2017 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2017)
10.23	Debt Forgiveness Agreement dated July 31, 2017 between our company and Dr. Ahmad Doroudian (filed on September 15, 2017 with our Quarterly Report on Form 10-Q)
10.24	Debt Forgiveness Agreement dated July 31, 2017 between our company and Moira Ong (filed on September 15, 2017 with our Quarterly Report on Form 10-Q)
10.25	Debt Forgiveness Agreement dated July 31, 2017 between our company and Soho Capital Inc. (filed on September 15, 2017 with our Quarterly Report on Form 10-Q)
10.26	Debt Settlement Agreement dated September 18, 2017 between our company and Avro Capital Partners, Inc. (filed on December 15, 2017 with our Quarterly Report on Form 10-Q)
10.27	Collaboration and License Agreement dated September 23, 2017 between our company and SolMic GmbH (filed on December 15, 2017 with our Quarterly Report on Form 10-Q)
10.28	Letter of Intent dated November 7, 2017 between our company and Thrudermic LLC (filed on December 15, 2017 with our Quarterly Report on Form 10-Q)
10.29

Share Exchange Agreement between our company, ERS Holdings, LLC and the members of ERS Holdings, LLC dated February 10, 2018 (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)

10.30	Royalty Agreement between our company and AquaBrew Inc. dated March 1, 2018 (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.31	Employment Agreement between our company and Patrick Rolfes dated March 1, 2018 (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.32

Share Exchange Agreement between our company, Thrudermic, LLC, Dr. Joseph Borovsky and Dr. Leonid Lurya dated March 2, 3018 (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)

10.33	Employment Agreement between our company and Joseph Borovsky dated March 1, 2018 (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.34	10% Senior Secured Convertible Debenture (CDN$2,500,000) due March 2, 2019 (CD-1) (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.35	10% Senior Secured Convertible Debenture (CDN$2,500,000) due March 2, 2019 (CD-2) (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99	Additional Exhibits
99.1	Audit Committee Charter (filed on June 17, 2015 with our Annual Report on Form 10-K/A)
99.2	Stock Option Plan (filed on November 25, 2015 with our Definitive Proxy Statement on Schedule 14A)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: May 1, 2018	/s/ Patrick Frankham
Dr. Patrick Frankham
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 1, 2018	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 1, 2018	/s/ Patrick Frankham
Dr. Patrick Frankham
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 1, 2018	/s/ Ahmad Doroudian
Dr. Ahmad Doroudian
Chairman, Secretary and Director

Dated: May 1, 2018	/s/ Wolfgang Renz
Dr. Wolfgang Renz
Director

