Form 10-Q
period 2018-04-30
Pivot Pharmaceuticals Inc.
filed 2018-06-19
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-161157

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

88,438,747 common shares issued and outstanding as of June 19, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed consolidated financial statements for the period ended April 30, 2018 form part of this quarterly report. All currency references in this report are to U.S. dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three period ended April 30, 2018 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

Period ended April 30, 2018 (unaudited) and January 31, 2018

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	April 30, 2018 $	January 31, 2018 $
	(unaudited)
Assets

Current assets

Cash	1,510,868	64,511
Prepaid and other current assets	148,851	84,742

Total current assets	1,659,719	149,253

Deposit (Note 6)	196,340	–
Equipment (Note 7)	3,879	–
Intangible assets (Notes 4(a), 4(c), 5 and 8)	6,954,561	234,564

Total assets	8,814,499	383,817

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities

Accounts payable and accrued liabilities	89,444	217,921
Due to related parties (Note 15)	310	10,104
Convertible debenture (Note 9)	3,464,979	–
Promissory note (Note 10)	–	201,175
Other obligation (Note 5)	666,667	–

Total liabilities	4,221,400	429,200

Stockholders’ Equity (Deficit)

Common stock: Unlimited shares authorized, without par value, 88,055,146 and 82,373,559 shares issued and outstanding, respectively (Note 11)	14,252,122	8,263,767

Common stock issuable (Note 11)	50,066	–

Additional paid-in capital	12,046,797	11,816,057

Accumulated other comprehensive income	587,765	593,728

Accumulated deficit	(22,343,651)	(20,718,935)

Total stockholders’ equity (deficit)	4,593,099	(45,383)

Total liabilities and stockholders’ equity (deficit)	8,814,499	383,817

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. dollars)

	Three Months Ended April 30, 2018 $	Three Months Ended April 30, 2017 $
	(unaudited)	(unaudited)

Revenue	–	–

Expenses

Amortization (Notes 7 and 8)	129,832	–
Due diligence costs	96,168	–
Foreign exchange (gain) loss	12,898	70,137
General and administrative	749,415	53,289
Professional fees	177,303	24,797
Research and development	85,293	–
Salaries and wages	188,549	137,295
Sales and marketing	7,000	–

Total expenses	1,446,458	285,518

Loss from operations	(1,446,458)	(285,518)

Other income (expense)

Amortization of discount on convertible debenture	(90,273)	(105,392)
Gain on change in fair value of derivative liabilities	–	79,887
Gain on repayment of promissory note	6,969	–
Interest expense	(67,665)	(8,789)
Other expense	(26,967)	–

Total other income (expense)	(177,936)	(34,294)

Net loss	(1,624,394)	(319,812)

Other comprehensive income (loss)

Foreign currency translation adjustment	(5,963)	60,392

Net comprehensive loss	(1,630,357)	(259,420)

Net loss per share, basic and diluted	(0.02)	(0.00)

Weighted average shares outstanding – basic and diluted	86,209,585	75,647,114

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Three Months Ended April 30, 2018 $	Three Months Ended April 30, 2017 $
	(unaudited)	(unaudited)

Operating activities

Net loss	(1,624,394)	(319,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debenture	90,273	105,392
Amortization	129,832	–
Expenses paid related to debt issuance	(298,503)	–
Fair value of stock options vested	27,188	773
Gain on change in fair value of derivative liabilities	–	(79,887)
Gain on repayment of promissory note	(6,969)	–
Stock issued for services	228,797	–
Changes in operating assets and liabilities:
Prepaids and other current assets	(67,038)	205
Deposit	(196,340)	–
Due to related parties	(9,436)	3,000
Accounts payable and accrued liabilities	(145,090)	225,347

Net cash used in operating activities	(1,871,680)	(64,982)

Investing activities
Business acquisition	(333,333)	–

Net cash used in investing activities	(333,333)	–

Financing activities
Proceeds from convertible debenture, net	3,879,663	–
Proceeds from promissory notes	394,615	–
Repayment of loan payable	(15,925)	–
Repayment of promissory note	(588,839)	–

Net cash provided by financing activities	3,669,514	–

Effects of exchange rate changes on cash	(18,144)	(741)

Increase (decrease) in cash	1,446,357	(65,723)

Cash – beginning of period	64,511	112,421

Cash – end of period	1,510,868	46,698

Supplemental cash flow disclosures (Note 14)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2018

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2018, the Company has not earned any revenue, has a working capital deficit of $2,561,681 and an accumulated deficit of $22,343,651. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2018

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2018 Form 10-K") for the year ended January 31, 2018, which was filed with the Securities and Exchange Commission (the "SEC") on May 1, 2018.

(d) Basis of Consolidation

The consolidated financial statements incorporate the financial statements of the Company and entities controlled by the Company. Control is achieved where the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The consolidating entities include:

	% of ownership	Jurisdiction

Pivot Pharmaceuticals Inc.	Parent	Canada
Pivot Green Stream Health Solutions Inc.	100%	Canada
Pivot Naturals, LLC (from date of acquisition on February 28, 2018)	100%	U.S.A.

(e) Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for all exercisable options and warrants and the if-converted method for all outstanding convertible debentures. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at April 30, 2018, the Company had 7,384,908 (January 31, 2018 – 6,153,764) potentially dilutive shares.

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

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2018

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

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

3. Disposal of Asset

On September 11, 2017, the Company completed an exchange agreement whereby the Company exchanged with its past Chief Executive Officer 100% of its shares of common stock of its wholly-owned subsidiary, IndUS Pharmaceuticals, Inc. (“IndUS”), for 3,800,000 shares of common stock of the Company. Pursuant to the exchange agreement, the Company has provided its former Chief Executive Officer a promissory note (Note 10(a)) in the amount of $200,000 in discharge of all obligations with respect to Dr. Chaturvedi’s accrued salary totaling $267,267 through September 11, 2017.

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

4. Asset Acquisitions

(a) BiPhasix License

On September 12, 2017, the Company entered into a licensing agreement with Altum Pharmaceuticals Inc. (“Altum”) whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products. Consideration included:

1)	Issuance of 2,500,000 shares of common stock on September 12, 2017;

2)	Issuance of 2,500,000 shares of common stock of Pivot upon Health Canada Natural Product Number approval;

3)	Royalties on annual gross sales; and

4)	For pharmaceutical products, milestone payments payable upon first Investigative New Drug Approval, upon positive outcome of Phase II trial in first indication, and upon New Drug Application approval.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2018

(Expressed in U.S. dollars)

4. Asset Acquisitions (continued)

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

(c) Thrudermic Transdermal Nanotechnology

On March 2, 2018, the Company entered into an exchange agreement with Thrudermic, LLC (“Thrudermic”) and the members of Thrudermic whereby the Company paid $1.00 for the issued and outstanding units of Thrudermic and issued 500,000 shares of common stock (Notes 8 and 11(b)) to the members of Thrudermic for their intellectual property portfolio, including patents, good will and know-how in connection with the Thrudermic Transdermal Nanotechnology.

The Company evaluated this acquisition in accordance with ASC 805, Business Combinations (10-55-4) to discern whether the assets and operations of IndUS met the definition of a business. The Company concluded there were not a sufficient number of key processes obtained to develop the inputs into outputs, nor could such processes be easily obtained by the Company. Accordingly, the Company accounted for this transaction as the acquisition of assets.

5. Business Acquisition

On February 28, 2018, the Company completed the acquisition of Pivot Naturals, LLC (previously ERS Holdings, LLC) (“Pivot Naturals”) pursuant to an exchange agreement dated as of February 10, 2018. As consideration for the purchase, the Company paid $333,333 in cash on closing, issued 5,000,000 shares of common stock (Note 11(a)) and will pay an additional $333,333 six (6) and twelve (12) months after closing. Financial consideration include royalties on future annual net sales.

The Company evaluated this acquisition in accordance with ASC 805, Business Combinations (10-55-4) to discern whether the assets and operations of Pivot Naturals met the definition of a business. The Company concluded there were a sufficient number of key processes obtained to develop the inputs into outputs and such processes be easily obtained by the Company. Accordingly, the Company accounted for this transaction as an acquisition of a business.

The consideration transferred, assets acquired and liabilities assumed recognized is as follows:

Consideration paid:	$

Cash paid	333,333
Cash to be paid	666,667
Common stock issued	5,150,000

Total purchase price	6,149,999

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2018

(Expressed in U.S. dollars)

5. Business Acquisition (continued)

Net assets acquired:	$

Cash	2,152
Equipment	4,037
Intangible asset (patents)	6,190,868
Accounts payable and accrued liabilities	(31,133)
Loan payable	(15,925)

Net value of business purchased	6,149,999

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, equipment, intangible asset) and liabilities assumed (accounts payable and accrued liabilities and loan payable) at fair value as of the acquisition date. The cash, accounts payable and accrued liabilities and loan payable were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities.

Pursuant to the acquisition, the Company expensed $120,000 of acquisition-related costs. Patents acquired will be amortized over an estimated useful life of ten (10) years.

6. Deposit

Pursuant to a letter of intent signed with Agro-Biotech Inc. (“ABI”) on February 19, 2018 for exclusive negotiations related to the acquisition of ABI by April 15, 2018, the Company paid a deposit of $250,000 Canadian Dollars ($196,340 US Dollars). The deposit is non-refundable, except upon wrongful refusal of ABI to conclude the acquisition. The acquisition of ABI was not concluded by April 15, 2018. On April 24, 2018, the Company submitted an originating application to the Superior Court in the province of Quebec, Canada seeking to recover losses arising from the lack of cooperation by ABI, including the deposit made, in concluding the transaction.

7. Equipment

Cost	Lab Equipment $

Balance, January 31, 2018	–
Exchange agreement (Note 5)	5,700
Balance, April 30, 2018	5,700

Accumulated Amortization

Balance, January 31, 2018	–
Exchange agreement (Note 5)	1,663
Amortization	158

Balance, April 30, 2018	1,821

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2018

(Expressed in U.S. dollars)

7. Equipment (continued)

Net book value, April 30, 2018	3,879
Net book value, January 31, 2018	–

8. Intangible Assets

Cost	BiPhasix License $	Patents $	Total $

Balance, January 31, 2018	259,639	–	259,639
Addition and exchange agreement (Notes 4(c) and 5)	–	6,858,011	6,858,011
Effect of foreign exchange rate changes	(8,972)	–	(8,972)

Balance, April 30, 2018	250,667	6,858,011	7,108,678

Accumulated Amortization

Balance, January 31, 2018	25,075	–	25,075
Amortization	15,281	114,628	129,909
Effect of foreign exchange rate changes	(866)	–	(867)

Balance, April 30, 2018	39,489	114,628	154,117

Net book value, April 30, 2018	211,178	6,743,383	6,954,561
Net book value, January 31, 2018	234,564	–	234,564

Weighted average life remaining on intangible asset is 9.5 years. Future amortization for the next four years is:

Expiry Date	$

2019	788,031
2020	953,026
2021	955,526
2022	922,202
2023	873,233

9. Convertible Debenture

(a) On September 30, 2016, the Company issued a convertible debenture with a non-related party for $500,000 Canadian Dollars ($380,411 US Dollars at September 30, 2016) (“Initial Advance”). The debenture is secured under a General Security Agreement, bears interest at 8% per annum and matures on the earlier of:

•	The date the lender demands repayment of principal and interest following an event of default,
•	The date of a dissolution event,
•	The date of a liquidity event, and
•	March 30, 2017.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2018

(Expressed in U.S. dollars)

9. Convertible Debenture (continued)

The Company may request one or more additional advances of up to an aggregate amount of $1,000,000 Canadian Dollars (“Additional Advances”) provided that the aggregate amount under the convertible debenture does not exceed $1,500,000 Canadian Dollars.

The note, including the Initial Advance and any Additional Advances, is convertible into common shares at a conversion price equal to the average closing market price of the Company’s common stock during the five day period leading up to the conversion date. The Company recorded the conversion feature of the convertible debenture as a derivative liability at an estimated fair value of $134,892 with a corresponding discount to the convertible debenture.

Pursuant to the convertible loan agreement, the Company issued 434,622 share purchase warrants to which the lender may acquire an interest in the Company equal to 12% of the maximum principal amount outstanding at any time at a price of $0.10 per share, which equates to the ten day average trading price of the Company’s common stock determined as at September 30, 2016. The Company calculated the 434,622 share purchase warrants based on the maximum outstanding principal balance on the convertible loan as of September 30, 2016. The Company recorded the share purchase warrant at an estimated fair value of $20,154 with a corresponding discount to the convertible debenture.

On September 18, 2017, the lender converted the outstanding principal and accrued interest of the convertible debenture into 4,623,825 shares of common stock of the Company at a conversion price of $0.10.

(b) On March 2, 2018, the Company issued convertible debentures with two non-related parties totaling $5,000,000 Canadian Dollars ($3,878,675 US Dollars). The debentures are secured under a General Security Agreement, bear interest at 10% per annum payable quarterly and mature on March 2, 2019. The notes are convertible into common shares at a conversion price equal to C$1.74 per common share. The Company evaluated the conversion feature for whether it was beneficial as described in ASC 470-30, Debt. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion. The beneficial conversion feature of these convertible debentures have been measured at $262,400.

As of April 30, 2018, the carrying value of the convertible debenture is $3,464,979 which is net of debt discounts related to financing costs and warrants of $289,057 and $172,768, respectively. As of April 30, 2018, interest accrued on the convertible debenture is $32,275.

10. Promissory Note

(a) Promissory Note – Former Chief Executive Officer (Note 3)

Promissory note bears interest at 8% per annum. Principal and accrued interest are due on the earlier of: 1) 30 days after the completion of a financing of at least $2,000,000 and (ii) September 10, 2027, provided that if repayment occurs prior to the second anniversary date, all interest will be waived. On March 2, 2018, the Company issued senior secured convertible debentures for gross proceeds of $5,000,000 Canadian dollars (Note 9(b)). Accordingly, accrued interest being waived, principal was due and repaid on March 30, 2018 and a gain on repayment of promissory note of $6,969 was recorded.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2018

(Expressed in U.S. dollars)

10. Promissory Note (continued)

(b) Promissory Note – Third Party

On September 27, 2017, the Company issued a promissory note in the amount of $400,000, bearing interest at 12% per annum and maturing on December 31, 2018, which no proceeds have been received by the Company as at April 30, 2018. As part of the promissory note, 100,000 shares of our common stock were issued on October 26, 2017.

(c) Promissory Note – Altum

On February 16, 2018, the Company issued a promissory note of up to $560,000 Canadian Dollars, bearing interest at 10% per annum to Altum and maturing on May 15, 2018. On February 19 and March 1, 2018, $250,000 Canadian Dollars and $252,464 Canadian Dollars were advanced to the Company. On March 2, 2018, the Company repaid the principal amount and accrued interest on the note totaling $503,285 Canadian Dollars.

11. Common Stock

(a) On February 28, 2018, 5,000,000 shares of common stock were issued pursuant to the exchange agreement with Pivot Naturals (Note 5).

(b) On March 2, 2018, 500,000 shares of common stock were issued pursuant to the exchange agreement with Thrudermic and the members of Thrudermic (Note 4(c)).

(c) On March 14, 2018 and April 4, 2018, 75,000 and 62,500 shares of common stock, respectively, were issued to third parties for services rendered. As at April 30, 2018, 77,519 shares of common stock were recorded as common stock issuable for a third party consulting expense related to April 2018. These shares of common stock were issued on May 3, 2018.

(d) On March 29, 2018, 44,087 shares of common stock were issued as compensation for March 2018 pursuant to employment agreements entered into as part of the acquisitions of the Thrudermic Transdermal Nanotechnology (Note 4(c)) and Pivot Naturals (Note 5). As at April 30, 2018, 91,315 shares of common stock were recorded as common stock issuable for compensation related to April 2018. These shares of common stock were issued on May 3, 2018.

12. Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2018

(Expressed in U.S. dollars)

12. Stock Options (continued)

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2018	13,620,833	0.34	3.26	22,917,756
Granted	200,000	1.30	4.87	–
Forfeited	(200,000)	(0.25)	(2.59)	–

Outstanding, April 30, 2018	13,620,833	0.35	3.05	1,932,132

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
100,000 options expiring on November 14, 2022	378%	2.79%	0%	4.55
200,000 options expiring on March 11, 2023	381%	2.79%	0%	4.87

Additional information regarding stock options as of April 30, 2018, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date
4,000,000	4,000,000	0.10	December 14, 2020
5,250,000	5,250,000	0.70	February 22, 2021
29,000	29,000	0.34	May 2, 2021
4,000,000	4,000,000	0.10	December 14, 2021
41,833	41,833	0.05	January 23, 2022
100,000	25,000	0.39	November 14, 2022
200,000	33,334	1.30	March 11, 2023
13,620,833	13,379,167

$48,920 of stock-based compensation have yet to be recognized and will be recognized in future periods.

13. Share Purchase Warrant

The following table summarizes the continuity of share purchase warrant:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2018 and April 30, 2018	265,125	0.35
Granted	172,413	1.35
Balance, April 30, 2018	437,538	0.74

As at April 30, 2018, the following share purchase warrants were outstanding:

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2018

(Expressed in U.S. dollars)

13. Share Purchase Warrant (continued)

Number of Warrants	Exercise Price $	Expiry Date

190,000	0.35	May 20, 2019
75,125	0.35	June 14, 2019
172,413	1.35	March 1, 2021

14. Supplemental Cash Flow Information

	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–
Non-cash investing and financing activities
Stock issued for services	178,416	–
Stock issuable for services	50,381	–
Stock issued for intangible assets (Note 4(c))	620,328	–
Stock issued for acquisition of business (Note 5)	5,191,662	–
Warrants granted for finder’s fee (Note 8(b))	203,553	–

15. Related Party Transactions

(a) As at April 30, 2018, the Company owed $310 (January 31, 2018 - $4,767) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(b) On September 12, 2017, the Company entered into a licensing agreement with Altum, a party related by way of common director and officers, whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products (Note 4(a)).

(c) During the three months ended April 30, 2018, the Company paid $644 in interest expense on a promissory note issued to Altum (Note 10(c)).

16. Subsequent Events

(a) On May 3, 2018, 168,834 shares of common stock, recorded as common stock issuable as at April 30, 2018, were issued (Notes 11(c) and 11(d)). On June 6, 2018, 214,753 shares of common stock, related to management compensation and third party consulting expense for May 2018, were issued.

(b) On May 23, 2018, the Company’s wholly-owned subsidiary, Pivot Naturals, entered into a lease agreement for a manufacturing facility in Costa Mesa, California at a base rent of $16,100 per month, commencing on July 15, 2018 and expiring on July 14, 2023.

16. Subsequent Events (continued)

(c) On May 30, 2018, the Company entered into an options and materials transfer agreement with IP Med Inc. (“IP Med”) for an option to license exclusively IP Med’s TriVair device for the delivery of powder formulations of cannabis-based products. Upon signing of the agreement, the Company paid IP Med a non-refundable option fee of $50,000, which will be credited against payments owed by the Company to IP Med under the licence agreement, if and when signed.

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

General Overview

We are an early stage pharmaceutical company. We were incorporated in the Province of British Columbia, Canada under the name “649186 B.C. Ltd.”, on June 10, 2002. On September 9, 2003, we changed our name to “Xerxes Health Corp.” and on June 26, 2007, we changed our name to “Neurokine Pharmaceuticals Inc.”.

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

On February 28, 2018, we completed the acquisition of ERS Holdings, LLC (“ERS”) pursuant to an Exchange Agreement dated as of February 10, 2018 among Pivot Pharmaceuticals Inc. ("Pivot"), ERS and the members of ERS. As consideration for the purchase, we paid $333,333 in cash on closing and will pay an additional $333,333 six (6) and twelve (12) months after closing for total cash payment of $1 million. In addition, we also issued 5,000,000 shares of our common stock and will pay royalties on future net sales. ERS has developed a patented technology called “RTIC” Ready-To-Infuse-Cannabis, relating to the transformation of cannabis oil into powder for infusion into a variety of food and beverage products such as capsules, K-Cups, stick packs, baked mixes, liquid shots, protein shakes, topicals, lotions, and bottled beverages.

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

Our company focuses on pharmaceutical development of proprietary drug delivery technologies for multiple indications using small molecules, biological and botanical (e.g. cannabinoids) products to treat unmet medical needs. In September 2017, we in-licensed a patented topical transdermal drug delivery technology platform, BiPhasix, and an oral drug delivery technology, Solmic Micelle, for delivery of cannabinoids. We have also acquired the Ready-To-Infuse Cannabis technology in February 2018 and the Thrudermic Transdermal Nanotechnology (transdermal) in March 2018.

Our wholly-owned subsidiaries, Pivot Green Stream Health Solutions Inc. (“PGS”) and Pivot Naturals, LLC (“Pivot Naturals”) (formerly, ERS), focus on the research, development, and commercialization of cannabinoid based nutraceuticals. PGS will generate data to support the safety and efficacy of cannabinoids as Natural Health Product (“NHPs”) as outlined in Health Canada Regulations in order to make particular health claims. Health Canada publishes the Natural Health Products Regulations (“NHPR”) which set out the requirements governing the sale, manufacture, packaging, labelling, importation, distribution and storage of NHPs.

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

Thrudermic Transdermal Nanotechnology (Topical Platform)

Pivot has acquired the worldwide rights to Thrudermic’s patented Transdermal Nanotechnology for the development and commercialization of transdermal cannabinoids. Developed in Israel, the Thrudermic lipid-based nano dispersion technology for topical cannabinoids uses FDA approved materials. The technology has the ability to specifically formulate individual drugs to control and prolong drug release while maintaining steady therapeutic concentrations, The technology can handle water soluble and water insoluble drugs with no change to the skin morphology, no sensitivity to the digestive system, no pain from injections and no observed adverse reactions.

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

Ready-To-Infuse Cannabis Technology

Pivot’s patented Ready-To-Infuse-Cannabis (“RTIC”) process technology creates precise and repeatable dosing of cannabis by transforming concentrated cannabis oil into a stable, emulsifiable, odorless and flavorless powder form. The derived powder may then be encapsulated and infused for use in beverages, edibles, lotions and additional health and personal care products. The RTIC process is conducive for manufacturing of a wide array of products, including:

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

________

(1) Derived from IMS data

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended April 30, 2018, which are included herein.

Our operating results for the three months ended April 30, 2018 and 2017 are summarized as follows:

	Three Months Ended
	April 30,
	2018		2017
Revenue	$	Nil	$	Nil
Amortization		$(129,832)	$	Nil
Due diligence costs		$(96,168)	$	Nil
Foreign exchange gain (loss)		$(12,898)		$(70,137)
General and administrative		$(749,415)		$(53,289)
Professional fees		$(177,303)		$(24,797)
Research and development		$(85,293)	$	Nil
Salaries and wages		$(188,549)		$(137,295)
Sales and marketing		$(7,000)	$	Nil
Total Other Income (Expenses)		$(177,936)		$(34,294)
Net Income (Loss)		$(1,624,394)		$(319,812)

For the three months ended April 30, 2018, our net loss increased by $1,304,582 as compared to the three months ended April 30, 2017. Our company secured convertible debentures totaling $3,926,804 ($5,000,000 Canadian Dollars), which allowed our company to pursue development of our platform technologies and to secure and develop further intellectual property. During the three months ended April 30, 2018, we completed the acquisitions of the Thrudermic Transdermal Nanotechnology and Pivot Naturals, LLC (formerly ERS Holdings, LLC) and its RTIC patents, which resulted in increases to amortization, due diligence costs, consulting fees within general and administrative costs, professional fees and research and development. Pursuant to these acquisition, we entered into employment contracts which increased our salaries and wages expense. Should our company be successful in securing continued financing for the development of our platform technologies, we expect our future expenses to be consistent with our expenses for the three months ended April 30, 2018.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	January 31,
	2018	2018
Current Assets	$1,659,719	$149,253
Current Liabilities	$4,221,400	$429,200
Working Capital (Deficit)	$(2,561,681)	$(279,947)

Our total current assets as of April 30, 2018 were $1,659,719 as compared to total current assets of $149,253 as of January 31, 2018. The increase was primarily due to convertible debentures of $3,926,804 ($5,000,000 Canadian Dollars) issued during the period, offset with cash used to settle past and current obligations. Our total current liabilities as of April 30, 2018 were $4,221,400 as compared to total current liabilities of $429,200 as of January 31, 2018. The increase in current liabilities was primarily attributed to convertible debentures of $3,926,804 ($5,000,000 Canadian Dollars) issued during the period.

Cash Flows

	Three Months Ended
	April 30,
	2018	2017
Net Cash Used In Operating Activities	$(1,871,680)		$(67,982)
Net Cash Used In Investing Activities	$(333,333)	$	Nil
Net Cash Provided By Financing Activities	$3,669,514		$3,000
Effects of Exchange Rate Changes on Cash	$(18,144)		$(741)
Increase (Decrease) in Cash During the Period	$1,446,357		$(65,723)

Operating Activities

During the three months ended April 30, 2018, our cash used by operating activities increased by $1,803,698 when compared to cash used in operating activities during the three months ended April 30, 2017. During the period, we acquired Pivot Naturals and the Thrudermic Transdermal Nanotechnology, which resulted in increase in consulting and professional fees. In addition, proceeds from convertible debentures issued during the period allowed our company to pursue our business strategy, including development of our oral and transdermal drug delivery platforms, which resulted in increased operating costs.

Investing Activities

During the three months ended April 30, 2018, we acquired Pivot Naturals through the issuance of 5,000,000 shares of our common stock and a payment of $333,333. We did not have any investing activities during the three months ended April 30, 2017.

Financing Activities

During the three months ended April 30, 2018, we received net proceeds of $3,879,663 from convertible debentures and $394,616 from promissory note. We repaid loan payable and promissory notes of $15,925 and $588,839, respectively. We did not have any financing activities during the three months ended April 30, 2017.

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

The functional currency of our parent entity, Pivot Pharmaceuticals Inc., and our wholly-owned subsidiary, Pivot Green Stream Health Solutions Inc., is the Canadian dollar. The functional currency of our wholly-owned subsidiary, Pivot Naturals, LLC, is the US dollar. Our company’s presentation currency is the US dollar.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against us. On April 24, 2018, we submitted an originating application to the Superior Court in the province of Quebec, Canada seeking to recover losses arising from the lack of cooperation by Agro-Biotech Inc. in negotiating a contemplated acquisition. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

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

31

10.15

Plan of Merger and Acquisition Agreement between our company and IndUS Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2015 and our Current Report on Form 8-K/A filed on February 3, 2016)

10.16	Employment Agreement dated November 20, 2015 with Dr. Pravin Chaturvedi (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2015)
10.17	Employment Agreement dated February 1, 2016 with Dr. Ahmad Doroudian (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.18	Employment Agreement dated February 1, 2016 with Moira Ong (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.19	Consulting Services Agreement dated February 1, 2016 with Soho Capital Inc. (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.20	Convertible debenture agreement dated September 29, 2016 with Avro Capital Partners Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2017)
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

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: June 19, 2018	/s/ Patrick Frankham
Dr. Patrick Frankham
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 19, 2018	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

