Form 10-Q
period 2018-07-31
Pivot Pharmaceuticals Inc.
filed 2018-09-14
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

88,679,077 common shares issued and outstanding as of September 14, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed consolidated financial statements for the period ended July 31, 2018 form part of this quarterly report. All currency references in this report are to U.S. dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month period ended July 31, 2018 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

Period ended July 31, 2018 (unaudited) and January 31, 2018

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	July 31, 2018	January 31, 2018
	$	$
	(unaudited)
Assets

Current assets

Cash	474,491	64,511
Prepaid and other current assets	202,374	84,742

Total current assets	676,865	149,253

Deposit (Note 6)	192,050	–
Equipment (Note 7)	3,641	–
Intangible assets (Notes 4(a), 4(c), 5 and 8)	6,714,660	234,564

Total assets	7,587,216	383,817

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities

Accounts payable and accrued liabilities	109,092	217,921
Due to related parties (Note 15)	–	10,104
Convertible debenture (Note 9)	3,525,424	–
Promissory note (Note 10)	–	201,175
Other obligation (Note 5)	652,099	–

Total liabilities	4,286,615	429,200

Stockholders’ Equity (Deficit)

Common stock: Unlimited shares authorized, without par value, 88,496,603 and 82,373,559 shares issued and outstanding, respectively (Note 11)	14,395,790	8,263,767

Common stock issuable (Note 11)	19,476	–

Additional paid-in capital	12,068,876	11,816,057

Accumulated other comprehensive income	574,236	593,728

Accumulated deficit	(23,757,776)	(20,718,935)

Total stockholders’ equity (deficit)	3,300,601	(45,383)

Total liabilities and stockholders’ equity (deficit)	7,587,216	383,817

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. dollars)

	Three Months Ended July 31, 2018	Three Months Ended July 31, 2017	Six Months Ended July 31, 2018	Six Months Ended July 31, 2017
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue			–	–

Expenses

Amortization (Notes 7 and 8)	187,205	–	317,037	–
Due diligence costs	32,735	–	128,903	–
Foreign exchange (gain) loss	21,189	(7,575)	34,087	62,562
General and administrative	427,753	75,641	1,177,168	128,930
Professional fees	76,295	48,211	253,598	73,008
Rent	33,623	–	33,623	–
Research and development	86,781	–	172,074	–
Salaries and wages	315,482	132,478	504,031	269,773
Sales and marketing	–	–	7,000	–

Total expenses	1,181,063	248,755	2,627,521	534,273

Loss from operations	(1,181,063)	(248,755)	(2,627,521)	(534,273)

Other income (expense)

Amortization of discount on convertible debenture	(136,422)	–	(226,695)	(105,392)
Gain on change in fair value of derivative liabilities	–	91,564	–	171,451
Gain on repayment of promissory note	–	–	6,969	–
Gain on settlement of debts	–	160,000	–	160,000
Interest expense	(96,962)	(8,365)	(164,627)	(17,154)
Other expense	–	–	(26,967)	–

Total other income (expense)	(233,384)	243,199	(411,320)	208,905

Net loss	(1,414,447)	(5,556)	(3,038,841)	(325,368)

Other comprehensive income (loss)

Foreign currency translation adjustment	(13,529)	2,081	(19,492)	62,473

Net comprehensive loss	(1,427,976)	(3,475)	(3,058,333)	(262,895)

Net loss per share, basic and diluted	(0.02)	(0.00)	(0.04)	(0.00)

Weighted average shares outstanding – basic and diluted	85,364,648	75,737,423	87,300,658	75,693,254

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Six Months Ended July 31, 2018	Six Months Ended July 31, 2017
	$	$
	(unaudited)	(unaudited)

Operating activities

Net loss	(3,038,841)	(325,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debenture	226,695	105,392
Amortization	317,037	–
Expenses paid related to debt issuance	(292,508)	–
Fair value of stock options vested	48,579	773
Gain on change in fair value of derivative liabilities	–	(171,451)
Gain on repayment of promissory note	(6,969)	–
Gain on settlements of debts	–	(160,000)
Stock issued for services	336,469	23,986
Changes in operating assets and liabilities:
Prepaids and other current assets	(122,349)	(5,376)
Deposit	(192,050)	–
Due to related parties	(9,543)	25,500
Accounts payable and accrued liabilities	(120,999)	403,022

Net cash used in operating activities	(2,854,479)	(103,522)

Investing activities
Business acquisition	(333,333)	–

Net cash used in investing activities	(333,333)	–

Financing activities
Proceeds from convertible debenture, net	3,794,888	–
Proceeds from promissory notes	394,616	–
Repayment of loan payable	(15,925)	–
Repayment of promissory note	(588,839)	–

Net cash provided by financing activities	3,584,740	–

Effects of exchange rate changes on cash	13,052	1,044

Increase (decrease) in cash	409,980	(102,478)

Cash – beginning of period	64,511	112,421

Cash – end of period	474,491	9,943

Supplemental cash flow disclosures (Note 14)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC. Notes to the Condensed Consolidated Financial Statements (Unaudited) Period ended July 31, 2018 (Expressed in U.S. dollars)

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2018, the Company has not earned any revenue, has a working capital deficit of $3,609,750 and an accumulated deficit of $23,757,776. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PIVOT PHARMACEUTICALS INC. Notes to the Condensed Consolidated Financial Statements (Unaudited) Period ended July 31, 2018 (Expressed in U.S. dollars)

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

The consolidated financial statements incorporate the financial statements of the Company and entities controlled by the Company. Control is achieved where the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The consolidating entities include:

	% of ownership	Jurisdiction

Pivot Pharmaceuticals Inc.	Parent	Canada
Pivot Green Stream Health Solutions Inc.	100%	Canada
Pivot Naturals, LLC (from date of acquisition on February 28, 2018)	100%	U.S.A.
Thrudermic, LLC (from date of acquisition on March 2, 2018)	100%	U.S.A.

(e)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for all exercisable options and warrants and the if-converted method for all outstanding convertible debentures. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2018, the Company had 14,058,371 (January 31, 2018 – 6,153,764) potentially dilutive shares.

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

PIVOT PHARMACEUTICALS INC. Notes to the Condensed Consolidated Financial Statements (Unaudited) Period ended July 31, 2018 (Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, due to related parties, convertible debenture and promissory note. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

On September 12, 2017, the Company entered into a licensing agreement with Altum Pharmaceuticals Inc. (“Altum”) whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products. Consideration included:

1)	Issuance of 2,500,000 shares of common stock on September 12, 2017;

2)	Issuance of 2,500,000 shares of common stock of Pivot upon Health Canada Natural Product Number approval;

3)	Royalties on annual gross sales; and

PIVOT PHARMACEUTICALS INC. Notes to the Condensed Consolidated Financial Statements (Unaudited) Period ended July 31, 2018 (Expressed in U.S. dollars)

4.	Asset Acquisitions (continued)

4)	For pharmaceutical products, milestone payments payable upon first Investigative New Drug Approval, upon positive outcome of Phase II trial in first indication, and upon New Drug Application approval.

(b)	Solmic Solubilization License

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

On March 2, 2018, the Company entered into an exchange agreement with Thrudermic, LLC (“Thrudermic”) and the members of Thrudermic whereby the Company paid $1.00 for the issued and outstanding units of Thrudermic and issued 500,000 shares of common stock (Notes 8 and 11(b)) to the members of Thrudermic for their intellectual property portfolio, including patents, goodwill and know-how in connection with the Thrudermic Transdermal Nanotechnology.

The Company evaluated this acquisition in accordance with ASC 805, Business Combinations (10-55-4) to discern whether the assets and operations of IndUS met the definition of a business. The Company concluded there were not a sufficient number of key processes obtained to develop the inputs into outputs, nor could such processes be easily obtained by the Company. Accordingly, the Company accounted for this transaction as the acquisition of assets at cost.

5.	Business Acquisition

On February 28, 2018, the Company completed the acquisition of Pivot Naturals, LLC (previously ERS Holdings, LLC) (“Pivot Naturals”) pursuant to an exchange agreement dated as of February 10, 2018. As consideration for the purchase, the Company paid $333,333 in cash on closing, issued 5,000,000 shares of common stock (Note 11(a)) and will pay an additional $333,333 six (6) and twelve (12) months after closing. On September 7, 2018, the payment due six (6) months after closing was extended to September 30, 2018 and remains unpaid. Financial consideration include royalties on future annual net sales.

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

The consideration transferred, assets acquired and liabilities assumed recognized is as follows:

PIVOT PHARMACEUTICALS INC. Notes to the Condensed Consolidated Financial Statements (Unaudited) Period ended July 31, 2018 (Expressed in U.S. dollars)

5.	Business Acquisition (continued)

Consideration paid:	$

Cash paid	333,333
Cash to be paid	666,667
Common stock issued	5,150,000

Total purchase price	6,149,999

Net assets acquired:	$

Cash	2,152
Equipment	4,037
Intangible asset (patents)	6,190,868
Accounts payable and accrued liabilities	(31,133)
Loan payable	(15,925)

Net value of business purchased	6,149,999

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

7.	Equipment

Cost	Lab Equipment $

Balance, January 31, 2018	–
Exchange agreement (Note 5)	5,700

Balance, July 31, 2018	5,700

PIVOT PHARMACEUTICALS INC. Notes to the Condensed Consolidated Financial Statements (Unaudited) Period ended July 31, 2018 (Expressed in U.S. dollars)

7.	Equipment (continued)

Accumulated Amortization

Balance, January 31, 2018	–
Exchange agreement (Note 5)	1,663
Amortization	396

Balance, July 31, 2018	2,059

Net book value, July 31, 2018	3,641
Net book value, January 31, 2018	–

8.	Intangible Assets

Cost	BiPhasix License $	Patents $	Total $

Balance, January 31, 2018	259,639	–	259,639
Addition and exchange agreement (Notes 4(c) and 5)	–	6,809,270	6,809,270
Effect of foreign exchange rate changes	(14,450)	–	(14,450)

Balance, July 31, 2018	245,189	6,809,270	7,054,459

Accumulated Amortization

Balance, January 31, 2018	25,075	–	25,075
Amortization	30,397	285,430	315,827
Effect of foreign exchange rate changes	(1,103)	–	(1,103)

Balance, July 31, 2018	54,369	285,430	339,799

Net book value, July 31, 2018	191,820	6,523,840	6,714,660
Net book value, January 31, 2018	234,564	–	234,564

Weighted average life remaining on intangible asset is 9.3 years. Future amortization for the next five years is:

Expiry Date	$

2019	426,400
2020	742,228
2021	742,228
2022	718,548
2023	680,929

PIVOT PHARMACEUTICALS INC. Notes to the Condensed Consolidated Financial Statements (Unaudited) Period ended July 31, 2018 (Expressed in U.S. dollars)

9.	Convertible Debenture

(a)	On September 30, 2016, the Company issued a convertible debenture with a non-related party for $500,000 Canadian Dollars ($380,411 US Dollars at September 30, 2016) (“Initial Advance”). The debenture is secured under a General Security Agreement, bears interest at 8% per annum and matures on the earlier of:

•	The date the lender demands repayment of principal and interest following an event of default,

•	The date of a dissolution event,

•	The date of a liquidity event, and

•	March 30, 2017.

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

As of July 31, 2018, the carrying value of the convertible debenture is $3,525,424 which is net of debt discounts related to financing costs and warrants of $197,391 and $118,184, respectively. As of July 31, 2018, interest accrued on the convertible debenture is $32,622.

PIVOT PHARMACEUTICALS INC. Notes to the Condensed Consolidated Financial Statements (Unaudited) Period ended July 31, 2018 (Expressed in U.S. dollars)

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

On September 27, 2017, the Company issued a promissory note in the amount of $400,000, bearing interest at 12% per annum and maturing on December 31, 2018, which no proceeds have been received by the Company as at July 31, 2018. As part of the promissory note, 100,000 shares of our common stock were issued on October 26, 2017.

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

11.	Common Stock

(a)	On February 28, 2018, 5,000,000 shares of common stock were issued pursuant to the exchange agreement with Pivot Naturals (Note 5).

(b)	On March 2, 2018, 500,000 shares of common stock were issued pursuant to the exchange agreement with Thrudermic and the members of Thrudermic (Note 4(c)).

(c)	On March 14, 2018, April 4, 2018, May 3, 2018, June 6, 2018 and July 5, 2018, 75,000, 62,500, 77,519, 72,464 and 57,870 shares of common stock, respectively, were issued to third parties for services rendered. As at July 31, 2018, 70,922 shares of common stock were recorded as common stock issuable for a third party consulting expense related to July 2018. These shares of common stock were issued on August 9, 2018.

(d)	On March 31, 2018, May 3, 2018 and June 6, 2017, 44,087, 91,315 and 142,289 shares of common stock were issued as compensation for March, April and May 2018 pursuant to employment agreements entered into as part of the acquisitions of the Thrudermic Transdermal Nanotechnology (Note 4(c)) and Pivot Naturals (Note 5).

PIVOT PHARMACEUTICALS INC. Notes to the Condensed Consolidated Financial Statements (Unaudited) Period ended July 31, 2018 (Expressed in U.S. dollars)

12.	Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2018	13,620,833	0.34	3.26	22,917,756
Granted	200,000	1.30	4.61	–
Forfeited	(229,000)	(0.25)	(2.34)	–

Outstanding, July 31, 2018	13,591,833	0.35	2.79	4,843,100

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
100,000 options expiring on November 14, 2022	351%	2.81%	0%	4.29
200,000 options expiring on March 11, 2023	360%	2.85%	0%	4.61

Additional information regarding stock options as of July 31, 2018, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date
4,000,000	4,000,000	0.10	December 14, 2020
5,250,000	5,250,000	0.70	February 22, 2021
4,000,000	4,000,000	0.10	December 14, 2021
41,833	41,833	0.05	January 23, 2022
100,000	25,000	0.39	November 14, 2022
200,000	83,335	1.30	March 11, 2023
13,591,833	13,425,168

$30,718 of stock-based compensation have yet to be recognized and will be recognized in future periods.

PIVOT PHARMACEUTICALS INC. Notes to the Condensed Consolidated Financial Statements (Unaudited) Period ended July 31, 2018 (Expressed in U.S. dollars)

13.	Share Purchase Warrant

The following table summarizes the continuity of share purchase warrant:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2018	265,125	0.35
Granted	172,413	1.35
Balance, July 31, 2018	437,538	0.74

As at July 31, 2018, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

190,000	0.35	May 20, 2019
75,125	0.35	June 14, 2019
172,413	1.35	March 1, 2021

14.	Supplemental Cash Flow Information

	Six Months Ended July 31, 2018	Six Months Ended July 31, 2017
Supplemental disclosures:
Interest paid	128,226	–
Income tax paid	–	–
Non-cash investing and financing activities
Capital contribution through forgiveness of debt	–	520,425
Stock issued for services	317,264	–
Stock issuable for services	19,205	–
Stock issued for intangible assets (Note 4(c))	620,328	–
Stock issued for acquisition of business (Note 5)	5,191,662	–
Warrants granted for finder’s fee (Note 8(b))	203,553	–

PIVOT PHARMACEUTICALS INC. Notes to the Condensed Consolidated Financial Statements (Unaudited) Period ended July 31, 2018 (Expressed in U.S. dollars)

15.	Related Party Transactions

(a)	As at July 31, 2018, the Company owed $nil (January 31, 2018 - $4,767), $3,815 (January 31, 2018 - $nil) and $749 (January 31, 2018 - $nil) to a director, a director and officer and an officer of the Company, respectively, which are unsecured, non-interest bearing, and due on demand.

(b)	On September 12, 2017, the Company entered into a licensing agreement with Altum, a party related by way of common director and officers, whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products (Note 4(a)).

(c)	During the six months ended July 31, 2018, the Company paid $644 in interest expense on a promissory note issued to Altum (Note 10(c)).

(d)	During the six months ended July 31, 2018, the Company’s subsidiary, Pivot Naturals, paid $49,540 to a company owned by its President for research and development.

16.	Subsequent Events

On August 9, 2018, 182,460 shares of common stock were issued to third party service providers for services rendered, of which 70,922 common stock were recorded as common stock issuable as at July 31, 2018 (Note 11(c)).

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

On September 23, 2017, we entered into a collaboration and license agreement with SolMic GmbH (“Solmic”) whereby we acquired worldwide rights to Solmic’s Solubilisation Technology for the development and commercialization of cannabinoid-containing natural extracts. Milestones include payments upon the following developments: 1) Regulatory approval of a natural health product; 2) First approval of an investigative new drug application for a pharmaceutical product; 3) Positive outcome of a Phase II clinical trial of a pharmaceutical product in the first indication; and 4) Approval of a New Drug Application for a pharmaceutical product by the US Food and Drug Administration. Other consideration include a sales milestone upon aggregate net sales of $5,000,000 and royalties on aggregate net sales.

On December 19, 2017, we commenced trading on the Canadian Securities Exchange under the symbol "PVOT".

On February 28, 2018, we completed the acquisition of ERS Holdings, LLC (“ERS”) pursuant to an Exchange Agreement dated as of February 10, 2018 among Pivot Pharmaceuticals Inc. ("Pivot"), ERS and the members of ERS. As consideration for the purchase, we paid $333,333 in cash on closing and will pay an additional $333,333 six (6) and twelve (12) months after closing for total cash payment of $1 million. On September 7, 2018, the payment due six (6) months after closing was extended to September 30, 2018. In addition, we also issued 5,000,000 shares of our common stock and will pay royalties on future net sales. ERS has developed a patented technology called “RTIC” Ready-To-Infuse-Cannabis, relating to the transformation of cannabis oil into powder for infusion into a variety of food and beverage products such as capsules, K-Cups, stick packs, baked mixes, liquid shots, protein shakes, topicals, lotions, and bottled beverages.

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

On August 7, 2018, we entered into a licensing agreement with Solubest Ltd. (“Solubest”) whereby we acquired worldwide rights for the use, development and commercialization of its patented Solumer™ Oral Drug Delivery Technology ("Solumer™") for the improved bioavailability, delivery and commercialization of CBD, THC and other biocannabis-based products. Financial consideration included:

•	Royalties on net sales;

•	Monthly license fee from execution of the agreement until commercialization;

•	Monthly development fee of licensed products; and

•	Milestone payments upon commercialization and aggregate net sales of $5,000,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended July 31, 2018, which are included herein.

Our operating results for the three and six months ended July 31, 2018 and 2017 are summarized as follows:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2018		2017		2018		2017
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Amortization		$(187,205)	$	Nil		$(317,037)	$	Nil
Due diligence costs		$(32,735)	$	Nil		$(128,903)	$	Nil
Foreign exchange gain (loss)		$(21,189)		$7,575		$(34,087)		$(62,562)
General and administrative		$(427,753)		$(75,641)		$(1,177,168)		$(128,930)
Professional fees		$(76,295)		$(48,211)		$(253,958)		$(73,008)
Rent		$(33,623)	$	Nil		$(33,623)	$	Nil
Research and development		$(86,781)	$	Nil		$(172,074)	$	Nil
Salaries and wages		$(315,482)		$(132,478)		$(504,031)		$(269,773)
Sales and marketing	$	Nil	$	Nil		$(7,000)	$	Nil
Total Other Income (Expenses)		$(233,384)		$243,199		$(411,320)		$208,905
Net Income (Loss)		$(1,414,447)		$(5,556)		$(3,038,841)		$(325,368)

For the six months ended July 31, 2018, our net loss increased by $2,713,473 as compared to the six months ended July 31, 2017. For the three months ended July 31, 2018, our net loss increased by $1,408,891 as compared to the three months ended July 31, 2017. In March 2018, our company secured convertible debentures totaling $3,926,804 ($5,000,000 Canadian Dollars), which allowed our company to pursue development of our platform technologies and to secure and develop further intellectual property. During the six months ended July 31, 2018, we completed the acquisitions of the Thrudermic Transdermal Nanotechnology and Pivot Naturals, LLC and its RTIC patents, which resulted in increases to amortization, due diligence costs, consulting fees within general and administrative costs, professional fees and research and development for both the three and six months ended July 31, 2018. Pursuant to these acquisition, we entered into employment contracts which increased our salaries and wages expense. Should our company be successful in securing continued financing for the development of our platform technologies, we expect our future expenses to be consistent with our expenses for the six months ended July 31, 2018.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	January 31,
	2018	2018
Current Assets	$676,865	$149,253
Current Liabilities	$4,286,615	$429,200
Working Capital (Deficit)	$(3,609,750)	$(279,947)

Our total current assets as of July 31, 2018 were $676,865 as compared to total current assets of $149,253 as of January 31, 2018. The increase was primarily due to cash received upon issuance of convertible debentures of $3,926,804 ($5,000,000 Canadian Dollars) issued during the period, offset with cash used to settle past and current obligations. Our total current liabilities as of July 31, 2018 were $4,286,615 as compared to total current liabilities of $429,200 as of January 31, 2018. The increase in current liabilities was primarily attributed to convertible debentures of $3,926,804 ($5,000,000 Canadian Dollars) issued during the period and amounts remaining to be paid on the acquisition of Pivot Naturals of $652,099 ($848,867 Canadian Dollars).

Cash Flows

	Six Months Ended
	July 31,
	2018	2017
Net Cash Used In Operating Activities	$(2,854,479)		$(103,522)
Net Cash Used In Investing Activities	$(333,333)	$	Nil
Net Cash Provided By Financing Activities	$3,584,740	$	Nil
Effects of Exchange Rate Changes on Cash	$13,052		$1,044
Increase (Decrease) in Cash During the Period	$409,980		$(102,478)

Operating Activities

During the six months ended July 31, 2018, our cash used by operating activities increased by $2,750,957 when compared to cash used in operating activities during the six months ended July 31, 2017. During the period, we acquired Pivot Naturals and the Thrudermic Transdermal Nanotechnology, which resulted in increase in due diligence costs, general and administration, professional fees and salaries and wages. In addition, proceeds from convertible debentures issued during the period allowed our company to pursue our business strategy, including development of our oral and transdermal drug delivery platforms and preparation of our RTIC products for production and commercialization, which resulted in increased research and development costs and rent from securing manufacturing facilities.

Investing Activities

During the six months ended July 31, 2018, we acquired Pivot Naturals through the issuance of 5,000,000 shares of our common stock and a payment of $333,333. We did not have any investing activities during the six months ended July 31, 2017.

Financing Activities

During the six months ended July 31, 2018, we received net proceeds of $3,794,888 from convertible debentures and $394,616 from promissory note. We repaid loan payable and promissory notes of $15,925 and $588,839, respectively. We did not have any financing activities during the six months ended July 31, 2017.

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

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: September 14, 2018	/s/ Patrick Frankham
Dr. Patrick Frankham
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 14, 2018	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

