Form 10-Q
period 2018-10-31
Pivot Pharmaceuticals Inc.
filed 2018-12-18
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☒ NO

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

96,578,249 common shares issued and outstanding as of December 18, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed consolidated financial statements for the period ended October 31, 2018 form part of this quarterly report. All currency references in this report are to U.S. dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month period ended October 31, 2018 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

Period ended October 31, 2018 (unaudited) and January 31, 2018

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2018 $	January 31, 2018 $
	(unaudited)
Assets
Current assets
Cash	406,901	64,511
Prepaid and other current assets	142,328	84,742
Inventory (Note 6)	6,795	–

Total current assets	556,024	149,253

Equipment, net (Note 7)	3,404	–
Intangible assets, net (Notes 3(a), 4 and 8)	6,520,449	234,564

Total assets	7,079,877	383,817

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities

Accounts payable and accrued liabilities	465,410	217,921
Due to related parties (Note 15)	3,255	10,104
Convertible debenture, net (Note 9)	2,722,270	–
Promissory note (Note 10)	–	201,175
Acquisition obligation (Note 4)	340,000	–
Deferred revenues	120,000	–
Total current liabilities	3,650,935	429,200
Stockholders’ Equity (Deficit)
Common stock: Unlimited shares authorized, without par value, 95,828,235 and 82,373,559 shares issued and outstanding, respectively (Note 11)	16,718,718	8,263,767
Additional paid-in capital	13,240,333	11,816,057
Accumulated other comprehensive income	605,199	593,728
Accumulated deficit	(27,135,308)	(20,718,935)
Total stockholders’ equity (deficit)	3,428,942	(45,383)
Total liabilities and stockholders’ equity (deficit)	7,079,877	383,817

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended October 31, 2018 $	Three Months Ended October 31, 2017 $	Nine Months Ended October 31, 2018 $	Nine Months Ended October 31, 2017 $

Revenue	–	–	–	–

Expenses
Amortization (Notes 7 and 8)	187,309	8,309	504,346	8,309
Due diligence costs	52,188	–	181,091	–
Foreign exchange loss	30,702	38,762	64,789	101,324
General and administrative	432,112	50,480	1,609,280	179,410
Licensing fees	23,181	–	23,181	–
Professional fees	214,450	55,166	468,048	128,174
Rent	93,067	–	126,690	–
Research and development	65,029	–	237,103	–
Salaries and wages	313,463	31,941	817,494	301,714
Sales and marketing	309	–	7,309	–

Total expenses	1,411,810	184,658	4,039,331	718,931

Loss from operations	(1,411,810)	(184,658)	(4,039,331)	(718,931)

Other income (expense)
Amortization of discount/premium on convertible debenture	(131,772)	–	(358,467)	(105,392)
Gain on change in fair value of derivative liabilities	–	33,260	–	204,711
Gain on disposal of assets	–	609,311	–	609,311
Gain on repayment of promissory note	–	–	6,969	–
Gain on settlement of debts	–	80,144	–	240,144
Interest expense	(134,851)	(7,331)	(299,478)	(24,481)
Interest income	2,923	–	2,923	–
Loss on extinguishment of convertible debentures (Note 9)	(1,508,836)	–	(1,508,836)	–
Other expense	–	–	(26,967)	–
Write-off of deposit (Note 5)	(193,175)	–	(193,175)	–

Total other income (expense)	(1,965,711)	715,384	(2,377,031)	924,293

Net (loss) income	(3,377,521)	530,726	(6,416,362)	205,362

Other comprehensive income (loss)
Foreign currency translation adjustment	30,639	(102,502)	11,471	(728)

Net comprehensive loss	(3,346,882)	428,224	(6,404,891)	204,634

Net loss per share, basic	(0.04)	0.01	(0.07)	0.00
Net loss per share, diluted	(0.04)	0.01	(0.07)	0.00

Weighted average shares outstanding – basic	89,623,532	76,761,576	88,079,787	76,055,298
Weighted average shares outstanding –diluted	89,632,532	81,596,692	88,079,787	78,877,344

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Nine Months Ended October 31, 2018 $	Nine Months Ended October 31, 2017 $
	(unaudited)	(unaudited)

Operating activities
Net (loss) income	(6,416,362)	205,362
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount/premium on convertible debenture	358,467	105,392
Depreciation and amortization	504,346	8,309
Expenses paid related to debt issuance	(294,221)	–
Fair value of stock options vested	58,341	1,057
Gain on change in fair value of derivative liabilities	–	(204,711)
Gain on disposal of assets	–	(609,311)
Gain on repayment of promissory note	(6,969)	–
Gain on settlements of debts	–	(240,144)
Loss on extinguishment of convertible debentures	1,508,836	–
Stock issued for services	443,093	24,531
Changes in operating assets and liabilities:
Prepaids and other current assets	(63,691)	35,589
Inventory	(6,795)	–
Due to related parties	(6,294)	4,510
Accounts payable and accrued liabilities	240,875	457,439
Deferred revenue	120,000	–
Other liabilities	–	12,266
Net cash used in operating activities	(3,560,374)	(199,711)

Investing activities
Business acquisition	(659,999)	–
Net cash used in investing activities	(659,999)	–

Financing activities
Proceeds from convertible debenture, net	3,817,119	–
Proceeds from debenture	–	36,500
Proceeds from issuance of common stock	–	31,799
Proceeds from issuance of common stock subscriptions	–	264,326
Proceeds from issuance of units	976,164
Proceeds from promissory notes	394,616	–
Repayment of loan payable	(15,925)	–
Repayment of promissory note	(588,839)	–
Net cash provided by financing activities	4,583,134	332,625

Effects of exchange rate changes on cash	(20,371)	5,051

Increase in cash	342,390	137,965
Cash – beginning of period	64,511	112,421

Cash – end of period	406,901	250,386

Supplemental cash flow disclosures (Note 14)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2018

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2018, the Company has not earned any revenue, has a working capital deficit of $3,094,911 and an accumulated deficit of $27,135,308. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Period ended October 31, 2018

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the “2018 Form 10-K”) for the year ended January 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2018.

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

(e) Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2018, the Company had 29,776,226 (January 31, 2018 – 6,153,764) potentially dilutive shares.

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

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2018

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

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

3. Asset Acquisitions

(a) Thrudermic Transdermal Nanotechnology

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

The Company evaluated this acquisition in accordance with ASC 805, Business Combinations (10-55-4) to discern whether the assets and operations of IndUS met the definition of a business. The Company concluded there were not a sufficient number of key processes obtained to develop the inputs into outputs, nor could such processes be easily obtained by the Company. Accordingly, the Company accounted for this transaction as the acquisition of assets at cost of $805,000 Canadian Dollars ($624,467 US Dollars).

(b) Solumer Oral Drug Delivery Technology

On August 7, 2018, the Company entered into a licensing agreement with Solubest Ltd. (“Solubest”) whereby the Company will acquire worldwide rights for the use, development and commercialization of Solubest’s Solumer Oral Drug Technology solely for the improved bio-availability, delivery and commercialization of Cannabinoid and Tetrahydrocannabinol-based products for human and animal use. Financial considerations include: 1) Monthly license fee until commercialization date ($20,000); 2) Monthly development fee ($10,000); 3) Milestone payments upon commercialization ($150,000) and upon net sales of $5,000,000 ($250,000). Other consideration include royalties on aggregate net sales.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2018

(Expressed in U.S. dollars)

4. Business Acquisition   On February 28, 2018, the Company completed the acquisition of Pivot Naturals, LLC (previously ERS Holdings, LLC) (“Pivot Naturals”) pursuant to an exchange agreement dated as of February 10, 2018. As consideration for the purchase, the Company paid $333,333 in cash on closing, issued 5,000,000 shares of common stock (Note 11(a)) and will pay an additional $333,333 six (6) and twelve (12) months after closing. Financial consideration include royalties on future annual net sales. On September 28, 2018, a payment of $326,666, representing a portion of the payment due six (6) months after closing, was made. The remainder of the payment due six (6) months after closing of $6,667 has been withheld due to infringement of the Company’s patent by the recipient. The acquisition obligation outstanding as at October 31, 2018 is $340,000.   The Company evaluated this acquisition in accordance with ASC 805, Business Combinations (10-55-4) to discern whether the assets and operations of Pivot Naturals met the definition of a business. The Company concluded there were a sufficient number of key processes obtained to develop the inputs into outputs and such processes be easily obtained by the Company. Accordingly, the Company accounted for this transaction as an acquisition of a business.

The consideration transferred, assets acquired and liabilities assumed recognized is as follows:

Consideration paid:	$

Cash paid	333,333
Cash to be paid	666,666
Common stock issued	5,150,000
Total purchase price	6,149,999

Net assets acquired:	$

Cash	2,152
Equipment	4,037
Intangible asset (patents)	6,190,868
Accounts payable and accrued liabilities	(31,133)
Loan payable	(15,925)
Net value of business purchased	6,149,999

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

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2018

(Expressed in U.S. dollars)

5. Deposit

Pursuant to a letter of intent signed with Agro-Biotech Inc. (“ABI”) on February 19, 2018 for exclusive negotiations related to the acquisition of ABI by April 15, 2018, the Company paid a deposit of $250,000 Canadian Dollars ($196,340 US Dollars). The deposit is non-refundable, except upon wrongful refusal of ABI to conclude the acquisition. The acquisition of ABI was not concluded by April 15, 2018. On April 24, 2018, the Company submitted an originating application to the Superior Court in the province of Quebec, Canada seeking to recover losses arising from the lack of cooperation by ABI, including the deposit made, in concluding the transaction. For the period ended October 31, 2018, the Company wrote-off the balance of the deposit and recorded a loss on write-off of deposit of $193,175.

6. Inventory

	October 31, 2018	January 31, 2018

Raw materials	6,795	–

7. Equipment

Cost	Lab Equipment $

Balance, January 31, 2018	–
Exchange agreement (Note 4)	5,700
Balance, October 31, 2018	5,700

Accumulated Amortization
Balance, January 31, 2018	–
Exchange agreement (Note 4)	1,663
Amortization	633

Balance, October 31, 2018	2,296

Net book value, October 31, 2018	3,404
Net book value, January 31, 2018	–

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2018

(Expressed in U.S. dollars)

8. Intangible Assets

Cost	BiPhasix License $	Patents $	Total $

Balance, January 31, 2018	259,639	–	259,639
Addition and exchange agreement (Note 4)	–	6,803,408	6,803,408
Effect of foreign exchange rate changes	(16,774)	–	(16,774)

Balance, October 31, 2018	242,865	6,803,408	7,046,273

Accumulated Amortization

Balance, January 31, 2018	25,075	–	25,075
Amortization	45,413	456,667	502,080
Effect of foreign exchange rate changes	(1,331)	–	(1,331)

Balance, October 31, 2018	69,157	456,667	525,824

Net book value, October 31, 2018	173,708	6,346,741	6,520,449
Net book value, January 31, 2018	234,564	–	234,564

9. Convertible Debenture

On March 2, 2018, the Company issued convertible debentures with two non-related parties totaling $5,000,000 Canadian Dollars ($3,878,675 US Dollars). The debentures are secured under a General Security Agreement, bear interest at 10% per annum payable quarterly and mature on March 2, 2019. The notes are convertible into common shares at a conversion price equal to $1.74 Canadian Dollars ($1.33 US Dollars) per common share. The Company issued 172,413 share purchase warrants with an exercise price of $1.74 Canadian Dollars and three year expiry as finder’s fee for the convertible debentures.

On October 22, 2018, $1,500,000 Canadian Dollars ($1,144,601 US Dollars) of the convertible debentures were settled through the issuance of 3,750,000 units of the Company with each unit consisting of one common stock and one share purchase warrant with an exercise price of $0.60 Canadian Dollars ($0.46 US Dollars) and three year expiry. The Company considered the settlement to be a substantial modification of the terms of the convertible debenture and recorded a loss on extinguishment of debenture of $1,508,836 in the condensed consolidated statement of operations. Pursuant to the settlement, the Company paid $41,439 representing the remainder of the interest on the debentures settled through maturity date of March 2, 2019.

On October 22, 2018, the Company modified the conversion price on the remainder of the convertible debentures, totaling $3,500,000 Canadian Dollars ($2,670,736 US Dollars), to C$0.42 per common share. As the modification was considered a modification with substantially different terms, the modification has been accounted for as an extinguishment of the original debenture and the recognition of a new convertible debenture with a loss on extinguishment of debenture of $126,327 recorded in the condensed consolidated statement of operations.

As of October 31, 2018, the carrying value of the convertible debenture is $2,722,270, which is inclusive of debt premium of $59,053. As of October 31, 2018, interest accrued on the convertible debenture is $29,725.

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2018

(Expressed in U.S. dollars)

10. Promissory Note

(a) Promissory Note – Former Chief Executive Officer

The Company issued a promissory note in the amount of $200,000 to its former CEO, which bears interest at 8% per annum. Principal and accrued interest are due on the earlier of: 1) 30 days after the completion of a financing of at least $2,000,000 and (ii) September 10, 2027, provided that if repayment occurs prior to the second anniversary date, all interest will be waived. On March 2, 2018, the Company issued senior secured convertible debentures for gross proceeds of $5,000,000 Canadian dollars (Note 9). Accordingly, accrued interest being waived, principal was due and repaid on March 30, 2018 and a gain on repayment of promissory note of $6,969 was recorded.

(b) Promissory Note – Third Party

On September 27, 2017, the Company issued a promissory note in the amount of $400,000, bearing interest at 12% per annum and maturing on December 31, 2018, which no proceeds have been received by the Company as at October 31, 2018. As part of the promissory note, 100,000 shares of our common stock were issued on October 26, 2017.

(c) Promissory Note – Altum Pharmaceuticals Inc. (“Altum”)

On February 16, 2018, the Company issued a promissory note of up to $560,000 Canadian Dollars ($445,895 US Dollars), bearing interest at 10% per annum to Altum and maturing on May 15, 2018. On February 19 and March 1, 2018, $250,000 Canadian Dollars ($198,981 US Dollars) and $252,464 Canadian Dollars ($196,761 US Dollars) were advanced to the Company. On March 2, 2018, the Company repaid the principal amount and accrued interest on the note totaling $503,285 Canadian Dollars ($390,398 US Dollars).

11. Common Stock

(a)	On February 28, 2018, 5,000,000 shares of common stock, with fair value of $5,191,662, were issued pursuant to the exchange agreement with Pivot Naturals (Note 4).

(b)	On March 2, 2018, 500,000 shares of common stock, with fair value of $620,328, were issued pursuant to the exchange agreement with Thrudermic and the members of Thrudermic (Note 3(a)).

(c)	During the nine months ended October 31, 2018, the Company issued 598,735 shares of common stock, with fair value totaling $323,338, to third parties for services rendered.

(d)	During the nine months ended October 31, 2018 the Company issued 277,691 shares of common stock, with fair value totaling $119,606, as compensation pursuant to employment agreements entered into as part of the acquisitions of the Thrudermic Transdermal Nanotechnology (Note 3(a)) and Pivot Naturals (Note 4).

(e)	On October 22, 2018, 3,750,000 units of the Company, with each unit consisting of one common stock and one share purchase warrant with an exercise price of $0.60 Canadian Dollars and three year expiry, were issued pursuant to settlement of $1,500,000 Canadian Dollars of convertible debentures (Note 9).

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2018

(Expressed in U.S. dollars)

11. Common Stock (continued)

(f)	In October, 2018, 3,328,250 units of the Company, with each unit consisting of one common stock and one share purchase warrant with an exercise price of $0.60 Canadian Dollars and three year expiry, were issued for subscription proceeds of $1,331,300 Canadian Dollars ($1,022,005 US Dollars). Pursuant to the private placement, the Company paid finders’ fee of $64,104 in cash and issued 142,260 share purchase warrants with an exercise price of $0.60 Canadian Dollars and three year expiry. An additional 38,000 share purchase warrants, with an exercise price of $0.60 Canadian Dollars and three year expiry, in finders’ fee were issued on November 2, 2018.

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

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (US$)

Outstanding, January 31, 2018	13,620,833	0.34	3.26	22,917,756
Granted	300,000	0.97	4.57	–
Forfeited	(229,000)	(0.26)	(2.15)	–

Outstanding, October 31, 2018	13,691,833	0.35	2.56	1,771,295

Exercisable, October 31, 2018	13,475,169	0.35	2.53	1,771,295

The fair value of stock-based compensation expense was estimated using the Black-Scholes option pricing model and the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
100,000 options expiring on November 14, 2022	333%	2.95%	0%	4.04
200,000 options expiring on March 11, 2023	342%	2.98%	0%	4.36
100,000 options expiring on October 28, 2023	364%	2.98%	0%	4.99

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2018

(Expressed in U.S. dollars)

12. Stock Options (continued)

Additional information regarding stock options as of October 31, 2018, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date
4,000,000	4,000,000	0.10	December 14, 2020
5,250,000	5,250,000	0.70	February 22, 2021
4,000,000	4,000,000	0.10	December 14, 2021
41,833	41,833	0.05	January 23, 2022
100,000	50,000	0.39	November 14, 2022
200,000	133,336	1.30	March 11, 2023
100,000	-	0.32	October 28, 2023
13,691,833	13,475,169

$50,983 of stock-based compensation have yet to be recognized and will be recognized in future periods.

13. Share Purchase Warrant

The following table summarizes the continuity of share purchase warrant:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2018	265,125	0.35
Granted	7,392,923	0.48
Balance, October 31, 2018	7,658,048	0.48

As at October 31, 2018, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

190,000	0.35	May 20, 2019
75,125	0.35	June 14 ,2019
172,413	1.35	March 1, 2021
2,853,250	0.47	September 21, 2021
8,000	0.47	October 1, 2021
609,260	0.46	October 18, 2021
3,750,000	0.46	October 22, 2021
7,658,048

PIVOT PHARMACEUTICALS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Period ended October 31, 2018

(Expressed in U.S. dollars)

14. Supplemental Cash Flow Information

	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2017
Supplemental disclosures:
Interest paid	269,293	–
Income tax paid	–	–
Non-cash investing and financing activities
Capital contribution through forgiveness of debt	–	531,310
Common stock issued for settlement of accounts payable	–	35,152
Common stock issued for settlement of convertible debenture (Note 9)	1,230,446	601,097
Common stock issued for prepaid assets	–	72,924
Common stock issued for intangible asset (Note 3(a))	620,328	262,500
Common stock issued for services	443,093	21,207
Common stock issued for acquisition of business (Note 4)	5,191,662	–
Promissory note issued for settlement of accrued salaries	–	200,000
Treasury stock returned and retired in disposition of assets	–	380,000
Warrants granted for finder’s fee (Note 9)	203,553	–
Warrants granted for settlement of convertible debenture (Note 9)	1,162,383	–

15. Related Party Transactions

(a)	As at October 31, 2018, the Company owed $3,255 (January 31, 2018 - $4,767), $1,339 (January 31, 2018 - $nil), $8,270 (January 31, 2018 - $nil) and $1,071 (January 31, 2018 - $nil) to a director, a director and officer, an officer of the Company and an officer of the Company’s subsidiary, respectively, which are unsecured, non-interest bearing, and due on demand.

(b)	On September 12, 2017, the Company entered into a licensing agreement with Altum, a party related by way of common director and officers, whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products.

(c)	During the nine months ended October 31, 2018, the Company paid $644 in interest expense on a promissory note issued to Altum (Note 10(c)).

(d)	During the nine months ended October 31, 2018, the Company’s subsidiary, Pivot Naturals, paid $49,540 to a company owned by its President for research and development.

16. Subsequent Events

On November 2, 2018, the Company issued 750,000 units, with each unit consisting of one common stock and one share purchase warrant with an exercise price of $0.60 Canadian Dollars and three year expiry, for subscription proceeds of $300,000 Canadian Dollars. Pursuant to the private placement, the Company paid finders’ fee of $24,000 Canadian Dollars in cash and issued 60,000 share purchase warrants with an exercise price of $0.60 Canadian Dollars and three year expiry. In addition, 38,000 share purchase warrants related to finder’s fee on the private placement in October 2018 were issued (Note 11(f)).

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

On December 19, 2017, we commenced trading on the Canadian Securities Exchange under the symbol “PVOT”.

On February 28, 2018, we completed the acquisition of ERS Holdings, LLC (“ERS”) pursuant to an Exchange Agreement dated as of February 10, 2018 among Pivot Pharmaceuticals Inc. (“Pivot”), ERS and the members of ERS. As consideration for the purchase, we paid $333,333 in cash on closing and will pay an additional $333,333 six (6) and twelve (12) months after closing for total cash payment of $1 million. On September 7, 2018, the payment due six (6) months after closing was extended to September 30, 2018. In addition, we also issued 5,000,000 shares of our common stock and will pay royalties on future net sales. ERS has developed a patented technology called “RTIC” Ready-To-Infuse-Cannabis, relating to the transformation of cannabis oil into powder for infusion into a variety of food and beverage products such as capsules, K-Cups, stick packs, baked mixes, liquid shots, protein shakes, topicals, lotions, and bottled beverages.

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

On August 7, 2018, we entered into a licensing agreement with Solubest Ltd. (“Solubest”) whereby we acquired worldwide rights for the use, development and commercialization of its patented Solumer™ Oral Drug Delivery Technology (“Solumer™”) for the improved bioavailability, delivery and commercialization of CBD, THC and other biocannabis-based products. Financial consideration included:

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

Solumer Drug Delivery Technology (Oral Platform)

Pivot has acquired the worldwide rights to Solubest’s Solumer Technology for the oral delivery of cannabinoids, such as CBD and THC, with improved bioavailability. The Solumer Technology allows to convert the cannabinoids to powder for tablets and capsules and the powder can be dispersed in liquids to give a clear solution that is colorless, and flavorless for beverage applications.

Ready-To-Infuse Cannabis Technology

Pivot’s patented Ready-To-Infuse-Cannabis (“RTIC”) process technology creates precise and repeatable dosing of cannabis by transforming concentrated cannabis oil into a stable, emulsifiable, odorless and flavorless powder form. The derived powder may then be encapsulated and infused for use in beverages, edibles, lotions and additional health and personal care products. The RTIC process is conducive for manufacturing of a wide array of products, including:

1. Capsules/Tablets: One of our patents is issued for use in capsules and tablets. Another of our patents has numerous claims for adding other active ingredients to tablets and capsules, such as Melatonin or Gingko Biloba, allowing for specific treatment for targeted effects. Efficient mass production of capsules, conforming to GMP standards is part of our core competencies and manufacturing capabilities. Production of capsules is scheduled for the second quarter of the calendar year 2019.

2. Beverage/Additive Stick Packs: Single-serve stick packs are convenient and functional when used in hot beverages. Stick packs are also highly functional. Production of stick packs is scheduled for the second quarter of the calendar year 2019.

3. Pet Products: Our patented cannabis powder will also be mass produced and packaged in bulk for both consumer pet health needs. Production of pet powders is scheduled for the second quarter of calendar year 2019.

4. Lotions and Topical Creams: Our patented lotion and topical technology will be mass produced and packaged for consumer health needs. Production of lotions and topical creams is scheduled for the first quarter of calendar 2019.

Our Product Development Initiatives

Our product development initiatives will address unmet medical needs in health care.

PRODUCT	DELIVERY TECHNOLOGY	INDICATION	GLOBAL MARKET SIZE (1)	ESTIMATED PRODUCT LAUNCH
PGS-N001	Solmic Solubilisate / Oral	Cancer supportive care (CINV) (chemo-induced nausea and vomiting)	>$1B	2019
PGS-N002	Solmic Solubilisate / Oral	Restless leg syndrome	>$2B	2019
PGS-N003	Solmic Solubilisate / Oral	Pain and inflammation (for opioid withdrawal)	>$15B	2019
PGS-N004	Solmic Solubilisate / Oral	Cancer supportive care (mucositis relief)	>$12B	2019
PGS-N005	BiPhasix / Topical	Female sexual dysfunction (HSDD) (hypoactive sexual desire disorder)	>$6B	2019
PGS-N006	BiPhasix / Topical	Pain and inflammation (joints/opioid withdrawal)	>$20B	2019
PGS-N007	BiPhasix / Topical	Dermatology (skin irritation/redness/ itching)	>$13B	2019
PGS-N008	BiPhasix / Topical	Eye disease (glaucoma, intra-ocular pressure)	>$3B	2019
PGS-N009	Thrudermic / Topical	Pain and inflammation (opioid withdrawal)	>$15B	2019
PGS-N010	Solmic Solubilisate / Oral	Migraine (nausea, vomiting, dizziness, sensitivity to light, sounds and smells)	>$10B	2019

____________

(1)	Derived from IMS data

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended October 31, 2018, which are included herein.

Our operating results for the three and nine months ended October 31, 2018 and 2017 are summarized as follows:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2018		2017		2018		2017
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Amortization		$(187,309)		$(8,309)		$(504,346)		$(8,309)
Due diligence costs		$(52,188)	$	Nil		$(181,091)	$	Nil
Foreign exchange gain (loss)		$(30,702)		$(38,762)		$(64,789)		$(101,324)
General and administrative		$(432,112)		$(50,480)		$(1,609,280)		$(179,410)
Licensing fees		$(23,181)	$	Nil		$(23,181)	$	Nil
Professional fees		$(214,450)		$(55,166)		$(468,048)		$(128,174)
Rent		$(93,067)	$	Nil		$(126,690)	$	Nil
Research and development		$(65,029)	$	Nil		$(237,103)	$	Nil
Salaries and wages		$(313,463)		$(31,941)		$(817,494)		$(301,714)
Sales and marketing		$(309)	$	Nil		$(7,309)	$	Nil
Total Other Income (Expenses)		$(1,965,711)		$715,384		$(2,377,031)		$924,293
Net Income (Loss)		$(3,377,521)		$530,726		$(6,416,362)		$205,362

For the nine months ended October 31, 2018, our net loss increased by $6,621,724 from a net income of $205,362 during the prior period to a net loss of $6,416,362 in the current period. For the three months ended October 31, 2018, our net loss increased by $3,908,247 from a net income of $530,726 during the prior period to a net loss of $3,377,521 in the current period. Net incomes during the three and nine months ended October 31, 2017 resulted primarily from the recognition of gain on settlements of debts related to accrued consulting fees forgiven, debts converted into shares of our common stock, as well as conversion of accrued liabilities related to our past Chief Executive Officer into a promissory note. Net loss increased during the three and nine months ended October 31, 2018 due to the following. In March 2018, our company secured convertible debentures totaling $3,926,804 ($5,000,000 Canadian Dollars), which allowed our company to pursue development of our platform technologies and to secure and develop further intellectual property. During the nine months ended October 31, 2018, we completed the acquisitions of the Thrudermic Transdermal Nanotechnology and Pivot Naturals, LLC and its RTIC patents and performed due diligence on other potential transactions, which resulted in increases to amortization, due diligence costs, consulting fees within general and administrative costs, professional fees and research and development for both the three and nine months ended October 31, 2018. Pursuant to these acquisition, we entered into employment contracts which increased our salaries and wages expense. Should our company be successful in securing continued financing for the development of our platform technologies, we expect our future expenses to be consistent with our expenses for the nine months ended October 31, 2018. In addition to the above increased expenses, we settled convertible debentures totaling $1,144,601 ($1,500,000 Canadian Dollars) through the issuance of 3,750,000 units, with each unit consisting of one common stock and one share purchase warrant, which resulted in a loss on extinguishment of convertible debentures of $1,508,836 being included in other income (expenses).

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	January 31,
	2018	2018
Current Assets	$556,024	$149,253
Current Liabilities	$3,650,935	$429,200
Working Capital (Deficit)	$(3,094,911)	$(279,947)

Our total current assets as of October 31, 2018 were $556,024 as compared to total current assets of $149,253 as of January 31, 2018. The increase was primarily due to cash received upon issuance of convertible debentures of $3,817,119 ($5,000,000 Canadian Dollars) and issuance of units, consisting of a common stock and a share purchase warrant per unit, of $976,164 (net of share issuance costs), offset with cash used for the payments of past obligations, working capital and business acquisitions. Our total current liabilities as of October 31, 2018 were $3,650,935 as compared to total current liabilities of $429,200 as of January 31, 2018. The increase in current liabilities was primarily attributed to convertible debentures of $3,817,119 ($5,000,000 Canadian Dollars) issued during the period and amounts remaining to be paid on the acquisition of Pivot Naturals of $329,419 ($423,923 Canadian Dollars), net of convertible debentures of $1,144,601 ($1,500,000 Canadian Dollars) settled.

Cash Flows

	Nine Months Ended
	October 31,
	2018	2017
Net Cash Used In Operating Activities	$(3,560,374)		$(199,711)
Net Cash Used In Investing Activities	$(659,999)	$	Nil
Net Cash Provided By Financing Activities	$4,583,134		$332,625
Effects of Exchange Rate Changes on Cash	$(20,371)		$5,051
Increase (Decrease) in Cash During the Period	$342,390		$137,965

Operating Activities

During the nine months ended October 31, 2018, our cash used by operating activities increased by $3,360,663 when compared to cash used in operating activities during the nine months ended October 31, 2017. During the period, we acquired Pivot Naturals and the Thrudermic Transdermal Nanotechnology, which resulted in increase in due diligence costs, general and administration, professional fees and salaries and wages. In addition, proceeds from convertible debentures issued during the period allowed our company to pursue our business strategy, including development of our oral and transdermal drug delivery platforms and preparation of our RTIC products for production and commercialization, which resulted in increased research and development costs and rent from securing manufacturing facilities.

Investing Activities

During the nine months ended October 31, 2018, we acquired Pivot Naturals through the issuance of 5,000,000 shares of our common stock and a payment of $659,999. We did not have any investing activities during the nine months ended October 31, 2017.

Financing Activities

During the nine months ended October 31, 2018, we received net proceeds of $3,817,119 from convertible debentures, $394,616 from promissory note and $976,164 from issuance of units of our company. We repaid loan payable and promissory notes of $15,925 and $588,839, respectively.

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

10.33	Employment Agreement between our company and Joseph Borovsky dated March 1, 2018 (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.34	10% Senior Secured Convertible Debenture (CDN$2,500,000) due March 2, 2019 (CD-1) (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.35	10% Senior Secured Convertible Debenture (CDN$2,500,000) due March 2, 2019 (CD-2) (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.36	10% Senior Secured Convertible Debenture (CDN$1,750,000) due March 2, 2019 (CD-3) (incorporated by reference to our Current report on Form 8-K filed on November 6, 2018)
10.37	10% Senior Secured Convertible Debenture (CDN$1,750,000) due March 2, 2019 (CD-4) (incorporated by reference to our Current report on Form 8-K filed on November 6, 2018)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99	Additional Exhibits
99.1	Audit Committee Charter (filed on June 17, 2015 with our Annual Report on Form 10K/A)
99.2	Stock Option Plan (filed on November 25, 2015 with our Definitive Proxy Statement on Schedule 14A)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: December 18, 2018	/s/ Patrick Frankham
Dr. Patrick Frankham
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 18, 2018	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

