Form 10-K
period 2019-01-31
Pivot Pharmaceuticals Inc.
filed 2019-05-03
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [______] to [______]

Commission file number 333-161157

PIVOT PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1275 West 6th Avenue, Vancouver, British Columbia	V6H 1A6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (514) 943-1899

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2018 was $35,707,403 based on a $0.47 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

106,244,230 common shares as of May 2, 2019

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report of Pivot Pharmaceuticals Inc. for the year ended January 31, 2019 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Our financial statements are stated in Canadian Dollars (CDN) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in CDN dollars and all references to “common shares” refer to the common shares in our capital stock.

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

On February 28, 2018, we completed the acquisition of Pivot Naturals, LLC (previously ERS Holdings, LLC) (“Pivot Naturals”) pursuant to an Exchange Agreement dated as of February 10, 2018 among Pivot Pharmaceuticals Inc. (“Pivot”), Pivot Naturals and the members of Pivot Naturals. As consideration for the purchase, we paid US$333,333 in cash on closing and will pay an additional US$333,333 six (6) and twelve (12) months after closing for total cash payment of US$1 million. The payment due six (6) months after closing was paid in September 2018. The payment due twelve (12) months after closing has been extended to May 31, 2019 for an extension fee of 2.5% per month payable in cash and/or shares of common stock. In addition, we also issued 5,000,000 shares of our common stock and will pay royalties on future net sales. Pivot Naturals has developed a patented technology called “RTIC” Ready-To-Infuse-Cannabis, relating to the transformation of cannabis oil into powder for infusion into a variety of food and beverage products such as capsules, K-Cups, stick packs, baked mixes, liquid shots, protein shakes, topicals, lotions, and bottled beverages.

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

On August 7, 2018, we entered into a licensing agreement with Formulex Pharma Innovations (formerly Solubest Ltd.) (“Formulex”) whereby we acquired worldwide rights for the use, development and commercialization of its patented Solumer™ Oral Drug Delivery Technology (“Solumer™”) for the improved bioavailability, delivery and commercialization of CBD, THC and other biocannabis-based products. Financial consideration included:

•	Royalties on net sales;
•	Monthly license fee from execution of the agreement until commercialization;
•	Monthly development fee of licensed products; and
•	Milestone payments upon commercialization and aggregate net sales of $5,000,000.

On December 17, 2018, we entered into a joint venture arrangement whereby we hold 50% of the issued and outstanding shares of Pivot-Cartagena Joint Venture Inc. (“Pivot-Cartagena JV”). Pivot-Cartagena JV will develop and commercialize cannabis-infused non-alcoholic beverages combining the industry expertise of Licorera del Sur with our patented Solumer™ and RTIC™ powderization technologies.

Our principal executive office is located at 1275 West 6th Avenue, Vancouver, B.C. Canada V6H 1A6. Our telephone number is (514) 943-1899.

Our Current Business

We are a bio-cannabis consumer products company engaged in the commercialization of patented, science-based, premium health and wellness products. We have invested in the acquisition and licensing of patented drug delivery technologies and have developed and tested differentiated cannabis formulations using pharmaceutical grade CBD and THC isolates as active ingredients. Working with our network of pharmaceutical product experts, we have created a catalogue of bioavailable, stable cannabis products. Our products will be manufactured at current Good Manufacturing Practices (“GMP”) accredited facilities in Canada, California, Vermont and Germany. Our products will initially be marketed under our “Pivot Naturals” brand and distributed globally through established wholesale, retail, e-commerce and government partners.

Our premium branded product line includes tablets, capsules and soft gels, bulk powder, stick packs, infused beverages, oral solutions, lotions, creams, gels, gums, mints, candies, intimate lubricant and pet supplements.

Our strategic priorities are to:

1.	Continue to build our industry leading portfolio of patented drug delivery technologies;
2.	Commercialize our bio-cannabis product lines;
3.	Secure global distribution channels for our product lines; and
4.	Establish partnerships with large and specialty pharmaceutical companies and/or biotechnology companies to collaboratively develop and/or commercialize certain products in our portfolio.

Our Research and Development Strategies

Our management team has implemented a business-minded and cost-conscious approach to product research and development by focusing on development of bio-cannabis nutraceuticals and selling the finished products into markets where regulations permit. We will use contract development and manufacturing organizations on a fee for service basis to perform any research or development that is required.

Our Platform Technologies

BiPhasix Transdermal Drug Delivery Technology (Topical Platform)

We have acquired worldwide rights from Altum Pharmaceuticals Inc. for its patented topical transdermal drug delivery technology platform, or BiPhasix, which we will use for the delivery and commercialization of cannabinoid, CBD and THC-based products. The BiPhasix technology has the potential to deliver drugs less invasively than by injections. It also has the potential to topically deliver therapeutic amounts of drugs with better absorption rates, where creams, ointments or conventional liposomes have not been effective.

Thrudermic Transdermal Nanotechnology (Topical Platform)

We have acquired the worldwide rights to Thrudermic’s patented Transdermal Nanotechnology for the development and commercialization of transdermal cannabinoids. Developed in Israel, the Thrudermic lipid-based nano dispersion technology for topical cannabinoids uses FDA approved materials. The technology has the ability to specifically formulate individual drugs to control and prolong drug release while maintaining steady therapeutic concentrations, The technology can handle water soluble and water insoluble drugs with no change to the skin morphology, no sensitivity to the digestive system, no pain from injections and no observed adverse reactions.

Solmic Solubilization Drug Delivery Technology (Oral Platform)

We will enter into purchase agreements with Solmic GmbH (“Solmic”) for the purchase of Solmic’s oral 1% Micelle solution. Subject to meeting annual minimum order quantities, we will receive worldwide exclusive rights to this product, made with patented Micelle technology.

Ready-To-Infuse Cannabis Technology

Pivot’s patented Ready-To-Infuse-Cannabis (“RTIC”) process technology creates precise and repeatable dosing of cannabis by transforming concentrated cannabis oil into a stable, emulsifiable, odorless and flavorless powder form. The derived powder may then be encapsulated and infused for use in beverages, edibles, lotions and additional health and personal care products. The RTIC process is conducive for manufacturing of a wide array of products.

Solumer Drug Delivery Technology (Oral Platform)

We have acquired the worldwide rights to Formulex’s Solumer Technology for the oral delivery of cannabinoids, such as CBD and THC, with improved bioavailability. The Solumer Technology allows to convert the cannabinoids to powder for tablets and capsules and the powder can be dispersed in liquids to give a clear solution that is colorless, and flavorless for beverage applications.

Our Pharmaceutical Product Development

In addition to our bio-cannabis nutraceutical product pipeline, we have the opportunity develop a pharmaceutical pipeline in the future, financing permitting.

PRODUCT	DELIVERY TECHNOLOGY	INDICATION	GLOBAL MARKET SIZE (1)
PGS-N001	Solmic Solubilisate / Oral or RTIC/Solumer Tablet	Cancer supportive care (CINV) (chemo-induced nausea and vomiting)	>$1B
PGS-N002	Solmic Solubilisate / Oral	Restless leg syndrome	>$2B
PGS-N003	Solmic Solubilisate / Oral or RTIC/Solumer Tablet	Pain and inflammation (for opioid withdrawal)	>$15B
PGS-N004	Solmic Solubilisate / Oral	Cancer supportive care (mucositis relief)	>$12B
PGS-N005	BiPhasix/Thrudermic / Topical	Female sexual dysfunction (HSDD) (hypoactive sexual desire disorder)	>$6B
PGS-N006	BiPhasix/Thrudermic / Topical	Pain and inflammation (joints/opioid withdrawal)	>$20B
PGS-N007	BiPhasix/Thrudermic / Topical	Dermatology (skin irritation/redness/ itching)	>$13B
PGS-N008	BiPhasix/Thrudermic / Topical	Eye disease (glaucoma, intra-ocular pressure)	>$3B
PGS-N009	Thrudermic / Topical	Pain and inflammation (opioid withdrawal)	>$15B
PGS-N010	Solmic Solubilisate / Oral or RTIC/Solumer	Migraine (nausea, vomiting, dizziness, sensitivity to light, sounds and smells)	>$10B

____________

(1) Derived from IMS data

We have no plans to initiate any clinical trials of our pharmaceutical pipeline at this time.

Licensing

Health Canada - Standard Processor and Sale for Medical Purposes Licensing

The Cannabis Act and its Regulations provide, among other things, the framework for legal access to cannabis and control and regulate its production, distribution and sale. The oversight of the cannabis supply chain is a shared responsibility across federal and provincial and territorial governments, municipalities, industry and other stakeholders. One of Health Canada’s responsibilities is to provide the licensing and oversight framework for legal production of cannabis. Under this framework, a person is required to obtain a license issued by Health Canada in order to conduct various activities with cannabis. Applicants and license holders are responsible for compliance with the Cannabis Act and its Regulations as well as compliance with other applicable federal, provincial and territorial legislation and municipal by-laws.

The Cannabis Act establishes that an application for a license must be submitted to Health Canada in the form and manner specified by the Minister of Health and must include the information required by the Minister. We have applied for a Standard Processor and Sale for Medical Purposes license from Health Canada. Initially, we applied for a Health Canada Dealer’s License in March 2018 but transitioned to a Standard Processor license upon the introduction of the Cannabis Act in October 2018. We are currently awaiting Health Canada’s approval of the aforementioned license.

Manufacturing

Canada

We will manufacture our products at a 50,000 square foot facility located in Dollard-des-Ormeaux, Quebec. Half of this facility is operated by our contract manufacturer, Bio V Pharma Inc. (“Bio V”). On a fee-for-service basis, Bio V will manufacture products for our Canadian and international customers. The other half of the building will be operated by us, which focus will be on the manufacturing of edibles, including but not limited to cannabis-infused beverages. This facility at Dollard-des-Ormeax will fall under our pending Health Canada Standard Processor and Sale for Medical Purposes license.

In addition, we also recently executed a letter of intent with Pharmascience Inc. (“Pharmascience”), a large generics manufacturer located in Quebec, Canada. Upon completion of a definitive agreement, Pharmascience will provide contract development and manufacturing services to Pivot on a fee-for-service basis.

United States

We have leased a 6,000 square foot facility in Costa Mesa’s “Measure X” zone which will serve as our manufacturing hub for the California market. The California Department of Public Health has issued our wholly-owned subsidiary, Pivot Naturals, a Temporary Manufacturing License for adult and medicinal use cannabis products (Type N:Infusion). In addition, the Bureau of Cannabis Control (California) has issued Pivot Naturals a Temporary Adult-Use and Medicinal - Distributor-Transport Only License.

We plan on relying on contract manufacturers to produce sufficient quantities for large‑scale commercialization. These contract manufacturers will be subject to extensive government regulations. Regulatory authorities in the markets that we intend to serve require that drugs be manufactured, packaged and labeled in conformity with current GMP as set by the FDA. In this regard, we plan to engage only contract manufacturers who have the capability to manufacture products in compliance with current GMP in bulk quantities for commercialization. We also intend to safeguard our intellectual property when working with contract manufacturers by working only with manufacturers who in our estimation have a strong track record of safeguarding confidential information and who are willing to enter into agreements with us that impose upon them strict intellectual property protection measures.

Sales, Marketing and Distribution

We continue to build and expand our global sales, marketing and distribution channels. Upon receipt of our Standard Processor and Medical Sales license, we will seek supply agreements with individual Canadian provincial authorities to serve our Canadian customers. In the European Union, we will supplement existing distribution relationships, such as our relationship with S.T.U. GmbH, to increase our customer base. In California, we will engage wholesale distributors to bring our products to customers. In addition, we have executed an agreement with Shopify Inc. to develop our e-commerce solution for the Canadian market. As regulations evolve and more countries legalize the use of cannabis, we will continue to add to our sales and distribution channels.

Competition

The burgeoning cannabis industry has and will continue to attract many new entrants. We believe that we will be able to differentiate ourselves in the cannabis market by developing products that are IP-protected, bioavailable and stable. Most products currently on the market are of inferior quality and have poor bioavailability. Once consumers become educated on different product attributes, we believe they will likely seek out products, such as ours, that offer science-based solutions.

Our success will depend in part on our ability to protect our products and product candidates by obtaining and maintaining a strong proprietary position both in the United States and in other countries. To develop and maintain our proprietary position, we will rely on patent protection, regulatory protection, trade secrets, know‑how, continuing technological innovations and licensing opportunities.

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

Government Regulations

Our current and future operations and research and development activities are or will be subject to various laws and regulations in the countries in which we conduct or plan to conduct our business, including but not limited to the United States, Canada, United Kingdom and potentially certain member countries from the European Union. These laws and regulations govern the research, development, sale and marketing of cannabis products, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the pharmaceutical industry. We may require permits, registrations or other authorizations to maintain our operations and to carry out our future research and development activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

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

Subsidiaries

We own 100% of the outstanding common stock of Pivot Green Stream Health Solutions Inc., Pivot Naturals, LLC and Thrudermic, LLC.

Employees and Consultants

As of May 2, 2019, we have employment contracts with our chief executive officer, chief financial officer. We currently engage independent contractors in the areas of legal and auditing services.

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

Our financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, as at January 31, 2019, we have not earned any revenues and had an accumulated deficit of $34,963,335. We anticipate that we will incur increased expenses and there is a risk we will not realize sufficient revenues to offset those expenses. Our ability to continue our operations is dependent on obtaining additional financing and generating future revenues, and no assurance can be given that we will successfully be able to do so. Accordingly, our financial statements contain disclosure of management’s determination that these factors raise substantial doubt about our ability to continue as a going concern. Importantly, the inclusion in our financial statements of a going concern opinion may negatively impact our ability to raise future financing and achieve future revenue. The threat of our ability to continue as a going concern will be removed only when, in the opinion of our auditor, our revenues have reached a level that is able to sustain our business operations.

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

We have incurred operating losses in each year since our inception and we may continue to incur substantial and increasing losses for the foreseeable future. We also have negative capital cash flows from operating activities. If we cannot generate sufficient revenues to operate profitably or with positive cash flow from operating activities, we may suspend or cease our operations.

We have not generated any revenue since our inception on June 10, 2002 and we have incurred operating and net losses in each year of our existence. We experienced a net loss of $9,146,371 for the year ended January 31, 2019, compared to a net loss of $42,354 for the year ended January 31, 2018. We expect to incur substantial and increasing losses for the foreseeable future as we develop and commercialize our products. If our products do not achieve market acceptance, we may never generate any revenue. We also cannot assure you that we will be profitable even if we successfully commercialize our products. If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will require substantial additional funds to complete our development and commercialization activities, and if such funds are not available we may need to significantly curtail or cease our operations.

We will require substantial funds to develop, manufacture and market our products. Based on our planned development and commercialization activities, we anticipate that we will require funds of approximately $12.25 million to proceed with completing the development and commercialization of our products. If we do not raise sufficient funds, our plan of operation will be delayed until such time as we raise sufficient funds, provided we are able to do so. Further, the cost of carrying out our operating activities and development activities is not fixed, and our cash levels may at any time prove to be insufficient to finance them. Our financing needs may change substantially because a number of factors which are difficult to predict or which may be outside of our control. These include increased competition, the costs of licensing existing drugs and protecting rights to our proprietary technology and the time required to obtain required licenses.

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

Our inability to complete our development projects in a timely manner could have a material adverse effect of our results of operations, financial condition and cash flows.

If our projects are not completed in a timely fashion, our Company could experience:

•	additional competition in the industry for our products; and
•	delay in obtaining future inflow of cash from financial or partnership activities, any of which could have a material adverse effect of our results of operations, financial condition and cash flows.

Any products that we may develop as a pharmaceutical product will be subject to extensive governmental regulations relating to development activities, conduct of clinical trials, manufacturing and commercialization. In the United States, for example, the prospective therapeutic products that we intend to develop and market are regulated by the FDA under its new drug development and review process. Before such therapeutic products can be marketed, we must obtain clearance from the FDA by submitting an investigational new drug application, then by successfully completing human testing under three phases of clinical trials, and finally by submitting a new drug application.

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

We may not commence clinical testing for any of our prospective pharmaceutical products and the commercial value of any clinical study that we may conduct will depend significantly upon our choice of indication and our patient population selection. If we are unable to commence clinical testing or if we make a poor choice in terms of clinical strategy, we may never achieve revenues.

In order to commence clinical testing, we must successfully complete and obtain positive scientific results from pre‑clinical studies and, in the case of an existing drug that we are re‑profiling for a new indication, adopt existing pre‑clinical or early stage clinical studies to our own research. If we successfully complete any clinical study of our own, the commercial value of any such study will significantly depend upon our choice of indication and our patient population selection for that indication.

We will rely on third parties to conduct our development and manufacturing activities. If these third parties do not perform as contractually required or otherwise expected we may not be able to commercialize our products, which may prevent us from becoming profitable.

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

Although we plan to develop our own sales and marketing organizations in some markets, we intend to enter into partnering, co‑promotion and other distribution arrangements to commercialize our products in most markets. We may not be able to enter into collaborations on acceptable terms, if at all, and we may face competition in our search for partners with whom we may collaborate. If we are not able to build a satisfactory sales, marketing and distribution infrastructure or collaborate with one or more partners to perform these functions, we may not be able to successfully commercialize our product candidates, which could cause us to cease our operations.

Our product candidates may never gain market acceptance, which could prevent us from generating revenues.

The success of our products will depend on their acceptance by customers and the public, among other things. Market acceptance of, and demand for, any product that we develop and commercialize will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;
•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy; and
•	publicity concerning our products or competing products.

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

We will rely on contract manufacturers as a source suppliers for our products.

Because of our planned reliance on contract manufacturers, we may also be exposed to additional risks, including those related to intellectual property and the failure of such manufacturers to comply with strictly‑enforced regulatory requirements, manufacture components to our specifications, or deliver sufficient component quantities to us in a timely manner. For example, a contract manufacturer working on our behalf may violate the intellectual property rights of a third party in manufacturing a component of one of our products, and if such a violation occurs without our knowledge, we may be held vicariously liable for the acts of our contractor, incur related costs and court mandated damages, or become enjoined from selling products which violate those third‑party intellectual property rights. Similarly, if a contract manufacturer working on our behalf is found to be in violation of FDA or other national regulatory standards regarding the manufacture, packaging or labeling of any of our products, we could face any number of adverse consequences including costly regulatory investigations and fines, interruptions in the flow of our products or materials, product recalls, or liability to consumers regarding any of our products that do not meet such regulatory requirements. If any of these events occurs, if our relationship with any of our potential contract manufacturers terminates, or if any such manufacturer is unable fulfill its obligations to us for any reason, our product development and commercialization efforts could suffer and we may never realize a profit.

We face potential product liability exposure, and any claim brought against us may cause us to divert resources from our normal operations or terminate selling, distributing and marketing any of our products. This may cause us to cease our operations as it relates to that product.

The sale of any of our products may expose us to product liability claims from consumers. Although we plan to obtain product liability insurance coverage with limits that we hope will be customary and adequate to provide us with coverage for foreseeable risks, our insurance coverage may be insufficient to reimburse us for the actual expenses or losses we may suffer.

Even if we are able to successfully defend ourselves against any potential claims, we will likely incur substantial costs in the form of unanticipated expenses and negative publicity. This could result in decreased demand for our products, an impaired business reputation, revenue loss or an inability to continue commercializing our products. Any of these consequences could cause us to cease our operations.

We face substantial competition in the cannabis industry, which could harm our business and our ability to operate profitably.

Our industry is highly competitive, and many of our potential competitors, either alone or together with their partners, have substantially greater financial resources, development programs, and regulatory experience, expertise in the protection of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than us. As a result, they may be able to:

•	develop and market products that are faster to market and less expensive than our products;
•	commercialize competing products before we can launch any of our products;
•	initiate or withstand substantial price competition more successfully than us;
•	enjoy greater success in recruiting skilled workers from a limited pool of available talent; and
•	more effectively negotiate third‑party licenses and strategic alliances.

The manufacturing of all of our products will be subject to ongoing regulatory requirements, and may therefore be the subject of regulatory or enforcement action. The associated costs could prevent us from achieving our goals or becoming profitable.

Our products, third‑party manufacturing facilities and processes and advertising and promotional activities will be subject to significant review and ongoing and changing regulation by various regulatory agencies. Our failure to comply with any regulatory requirements may subject us to administrative and judicial sanctions, which may include warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, or the denial of pending product marketing applications.

Regulatory or enforcement actions could adversely affect our ability to develop, market and sell our products successfully and harm our reputation, which could lead to reduced market demand for such products. Consequently, the costs associated with any such action could cause our business to suffer and prevent us from achieving our goals or becoming profitable.

Since certain of our directors are located outside of Canada, you may be limited in your ability to enforce Canadian civil actions against them for damages to the value of your investment.

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

Our commercial success will depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our technologies and patents as well as successfully defending third-party challenges to such technologies and patents. We will be able to protect our technologies and patents from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third‑party challenges to their validity, scope or enforceability will also play an important role in determining our future.

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

The patent positions of biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies’ patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents or third‑party patents.

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

We may in the future be required to license patent rights from third-party owners in order to develop our products candidates. If we cannot obtain those licenses or if third‑party owners do not properly maintain or enforce the patents underlying such licenses, we may not be able to market or sell our planned products.

We have licensed patent‑protected technologies with certain parties and we may also license other intellectual property from other third parties, if we believe it is necessary or useful to use additional third-party intellectual property to develop our products. Typically, we would seek to negotiate and obtain any required third party licenses immediately following the completion of preliminary research to establish a concept and plan of development for a new product candidate. We will also be required to pay license fees, certain milestones or royalties or both to obtain such licenses, and there is no guarantee that such licenses will be available on acceptable terms, if at all. Even if we are able to successfully obtain a license, certain rights may be non‑ or co‑exclusive, and this would give our competitors access to some of the intellectual property as us, which could ultimately prevent us from commercializing a product.

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

Our stock is a penny stock. The Securities and Exchange Commission in the United States (the “SEC”) has adopted Rule 15g‑9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker‑dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker‑dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker‑dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker‑dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker‑dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker‑dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker‑dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non‑institutional customers, broker‑dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low‑priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker‑dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Other Risks

Because two of our directors are located in jurisdictions other than Canada, you may have no effective recourse against the director not located in Canada for misconduct and may not be able to enforce judgment and civil liabilities against this director.

One of our directors is a national and/or resident of a country other than Canada, specifically Germany. As a result, it may be difficult for investors to enforce within Canada any judgments obtained against our director, including judgments predicated upon the civil liability provisions of the securities laws of Canada.

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

Item 2. Properties

We currently lease industrial/commercial space at 3595 Cadillac Avenue, Suite 101, Costa mesa, CA, USA 92626 and at 295 Kesmark, Dollard Des Ormeaux, QC, Canada H9B 3J1. We also maintain a dedicated mailing address and telephone reception service located at 1275 West 6th Avenue, Vancouver, British Columbia, Canada V6H 1A6. We also have access to office and meeting space for a nominal fee, on an as-used basis.

Item 3. Legal Proceedings

In April 2019, the employment of two of the Company’s employees in Pivot Naturals, including the President of Pivot Naturals, which was pursuant to written employment contracts, terminated.  A demand for arbitration has been filed by these former employees along with an arbitration complaint that alleges claims for breach of the written employment contracts, fraud, illegal retaliation and tortious discharge in violation of public policy seeking, among other things, recovery of  accrued and unpaid salary and wages in the total amount of US$213,179 and contractual severance amounts totaling US$475,000 alleged to be due and owing on their alleged involuntary termination, as well as other general and punitive damages.  The Company intends to vigorously defend these claims and file cross-claims against the former employees for breach of contract and related tort claims.

Additionally, the Company has filed suit in British Columbia against the former President and former Director of Pivot Naturals for declaratory relief and related matters concerning control and use of Pivot Assets.

Other than the claims and suits described above, there are no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Canadian Securities Exchange, listed for quotation on December 19, 2017, under the Symbol “PVOT”. Our common stock is also quoted on the OTCQB, listed for quotation on April 13, 2010, under the Symbol “PVOTF”.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High (US$)	Low (US$)
January 31, 2019	$0.363	$0.080
October 31, 2018	$0.500	$0.091
July 31, 2018	$0.640	$0.209
April 30, 2018	$2.108	$0.270
January 31, 2018	$2.46	$0.355
October 31, 2017	$0.52	$0.047
July 31, 2017	$0.125	$0.054
April 30, 2017	$0.145	$0.054
January 31, 2017	$0.145	$0.020

____________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 2, 2019, there were approximately 97 active holders of record of our common stock. As of such date, 106,244,230 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2019.

On March 5, 2019, we issued 100,000 shares of common stock to a third party as a loan origination fee. On March 23, 2019, we issued 35,714 to a third party for services provided. On March 23, 2019, we issued 690,323 shares of common stock to directors and officers to settle outstanding compensation and 1,000,000 shares of common stock to a third party for services provided. On April 8, 2019, we issued 60,515 shares of common stock as an extension fee for an outstanding obligation. These shares of common stock were issued to five (5) non U.S. persons (as that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, and seven (7) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective April 8, 2019, we closed a private placement for an aggregate of 6,950,000 units, consisting of one common share and one share purchase warrant, at price of $0.20 per unit, for gross proceeds of $1,390,000. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.30 per share and has an expiry term of three (3) years. In connection with this private placement, we issued 6,950,000 common shares and 6,950,000 share purchase warrants to eleven (11) non U.S. persons (as that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Finders’ fees consisted of cash payments of $80,000 and issuance of 508,000 shares of common stock and 108,000 share purchase warrants entitling the holders to purchase one common share at a price of $0.30 per share and has an expiry term of three (3) years. In connection with the finders’ fees, we issued 508,000 shares of common stock to three (3) non U.S. persons (as that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and issued 108,000 share purchase warrants to one (1) non U.S. persons (as that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of May 2, 2019, we had 13,691,833 outstanding options to purchase shares of our common stock at exercise prices ranging from $0.07 to $1.67 and exercisable until October 28, 2023. As of May 2, 2019, we had outstanding warrants to purchase 15,544,048 shares of our common stock at exercise prices ranging between of $0.60 and $1.74 and exercisable until October 18, 2021.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2019.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2019 and January 31, 2018 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” of this annual report.

Our audited financial statements are stated in Canadian Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We expect to incur capital expenditures on our facilities and purchase equipment required for production, upon sufficient financing, in order to pursue our business plans. .

Personnel Plan

Over the next 12-month period, we expect to increase the number of employees as required in order to pursue our business plans.

Results of Operations

For the Years Ending January 31, 2019 and 2018

	Year Ended January 31,
	2019		2018
Revenue	$	Nil	$	Nil
Operating expenses		$6,844,092		$1,354,897
Accretion of discounts on convertible debentures		$510,758		$140,341
(Gain) loss on change in fair value derivative	$	Nil		$(265,962)
Gain on disposal of asset	$	Nil		$(913,746)
Gain on repayment of promissory note		$(8,890)	$	Nil
Gain on settlements of debt	$	Nil		$(308,555)
Interest expense		$391,250		$35,379
Interest income		$(4,196)	$	Nil
Loss on extinguishment of convertible debentures		$1,378,210	$	Nil
Other		$35,147	$	Nil
Deferred tax recovery		$(80,786)	$	Nil
Net loss		$9,146,371		$42,354

For the year ended January 31, 2019, our net loss increased by $8,929,244. During the year ended January 31, 2019, we completed the acquisitions of the Thrudermic Transdermal Nanotechnology and Pivot Naturals, LLC and its RTIC patents and entered into a joint venture to produce and commercialize cannabis-infused beverages. We also performed due diligence on other potential transactions. The result of these activities was an increase to operating expenses. Pursuant to the acquisitions, we entered into employment contracts which increased our salaries and wages expense. Should our company be successful in securing continued financing for the development of our platform technologies, we expect our future expenses to be consistent with our expenses for the year ended January 31, 2019. In addition to the above increased expenses, we settled convertible debentures totaling $1,500,000 through the issuance of 3,750,000 units, with each unit consisting of one common stock and one share purchase warrant, which resulted in a loss on extinguishment of convertible debentures of $1,221,603 being included in other income (expenses).

Expenses

Our operating expenses for our years ended January 31, 2019 and 2018 are outlined in the table below:

	Year Ended January 31,
	2019	2018
Depreciation and amortization	$900,651		$30,825
Due diligence costs	$251,674		$11,304
Finders’ fee expense	$100,000	$	Nil
Foreign exchange loss	$24,206		$131,909
General and administrative	$2,372,563		$421,246
Licensing fees	$79,008	$	Nil
Professional fees	$845,983		$252,446
Rent	$294,937		$24,352
Research and development	$430,456		$90,826
Sales and marketing	$9,526	$	Nil
Wages and salaries	$1,526,232		$391,989
Write-off of inventory	$8,856	$	Nil
Operating expenses	$6,844,092		$1,354,897

Operating expenses for year ended January 31, 2019 increased by $5,489,195 as compared to the comparative period in 2018. We completed the acquisitions of the Thrudermic Transdermal Nanotechnology and Pivot Naturals, LLC and its RTIC patents, entered into an agreement to access the Solumer™ technology, completed due diligence on other potential transactions and entered into a joint venture to produce and commercialize cannabis-infused beverages. These activities resulted in increased due diligence costs, finders’ fee expense, consulting fees included in general and administrative, license fees and legal fees included in professional fees. Research and development expense increased due to activities we undertook to prepare our products for commercialization. Pursuant to the acquisitions of the Thrudermic Transdermal Nanotechnology and Pivot Naturals, LLC, we entered into employment contracts which increased our salaries and wages expense. Depreciation and amortization increased due to amortization of intangible assets acquired as part of the acquisitions. During fiscal 2019, we secured a manufacturing facility in California, USA and a facility in Quebec, Canada in preparation for commercialization of products, which resulted in rent expense.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

Our company has a stock option plan which was adopted and approved by our shareholders on December 30, 2015.

During our fiscal year ended January 31, 2019, 200,000 stock options with exercise price of $1.67 and maturity on March 11, 2023 and 100,000 stock options with exercise price of US$0.32 and maturity on October 28, 2023 were granted.

During our fiscal year ended January 31, 2018, 100,000 stock options with exercise price of US$0.39 and maturity on November 14, 2022 were granted.

We currently do not have any other equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At January 31, 2019	At January 31, 2018
Current Assets	$241,874	$183,477
Current Liabilities	$5,086,227	$527,618
Working Capital (Deficit)	$(4,844,352)	$(344,141)

Cash Flows

	Year Ended January 31, 2019	Year Ended January 31, 2018
Net Cash used in Operating Activities	$(4,977,590)		$(561,521)
Net Cash used in Investing Activities	$(850,510)	$	Nil
Net Cash Provided by Financing Activities	$5,827,113		$457,346
Effects of exchange rate changes on cash	$(3,517)		$36,454
(Decrease) Increase in Cash During the Year	$(4,504)		$(67,721)

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

Specifically, we estimate our expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Product manufacture	$4,990,000
U.S. facility capital expenditures	2,000,000
Patent maintenance	455,000
Regulatory	250,000
Sales and marketing	400,000
General and administrative	4,155,000
Total:	$12,250,000

Based on our planned expenditures, we will require additional funds of approximately $12.25 million to proceed with our business plan over the next 12 months and the commencement of commercialization of our product initiatives. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Although we are anticipating commercialization to commence on some of our product initiatives over the next 12 months, anticipated revenues may not be initially sufficient to finance our business plan. We intend to raise capital through equity and, if necessary, debt financing. We anticipate that the bulk of any additional funding we receive will be in the form of equity financing from the sale of our common stock. In the absence of such financing, we will not be able to carry out our planned development activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.

Any modifications to our plans will be based on many factors, including the amount of available capital. Further, the extent to which we carry out our development of planned products is dependent upon the amount of financing available to us.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $12.25 million over the next 12 months to pay for capital expenditures, product development, sales and marketing and general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We are currently completing due diligence on a $15 million private placement and strategic partnership, which would provide financing for the expansion of our operations. There is no guarantee that this financing will close.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not generated any revenues and are dependent upon obtaining outside financing to carry out our operations and pursue our development and commercialization activities. If we are unable to generate future cash flows, raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Reporting Currency

Effective February 1, 2018, the Company changed its reporting currency from US Dollars to Canadian Dollars as it expects to conduct increasing transactions and financing based on the Canadian Dollars. This will reduce the impact of increased volatility of the US Dollars to Canadian Dollars exchange rate on the Company’s reported operating results. The aligning of the reporting currency with the underlying operations will better depict the Company’s results of operations for each period. The related financial statements prior to February 1, 2018 have been represented to Canadian Dollars as if the financial statements originally had been presented in Canadian Dollars since the earliest periods presented.

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

The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets and assumptions used to determine the fair values of stock-based compensation, warrants and warrants issued with shares units. Estimates and assumptions have also been made on the recoverable amount of intangible assets, fair value of debentures for the purpose of evaluating modification versus extinguishments, fair value of convertible debentures and deferred income tax asset. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign Currency Translation

The functional currency of the parent entity, Pivot Pharmaceuticals Inc., and the wholly-owned subsidiaries, Pivot Green Stream Health Solutions Inc. and Thrudermic, LLC, is the Canadian dollar. The functional currency of the wholly-owned subsidiary, Pivot Naturals, LLC, is the US dollar.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange in place at the balance sheet date. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statement of operations and comprehensive loss.

Assets and liabilities of the companies are translated from their respective functional currencies to the reporting currency at the exchange rates at the balance sheet dates, equity accounts are translated at historical exchange rates and revenues and expenses are translated at the average exchange rates in effect during the reporting period. The resulting foreign currency translation adjustment are recorded in other comprehensive loss.

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

Our financial instruments consist principally of cash, accounts payable and accrued liabilities, due to related parties, convertible debentures, promissory note and acquisition obligation. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Equipment

Equipment are recorded at cost less accumulated depreciation and accumulated impairment losses. Depreciation is recorded using the straight-line method to depreciate the cost of equipment over its estimated useful life of six years. In accordance with ASC 360, “Property, Plant and Equipment”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Intangible Assets

Intangible assets consists of costs incurred to acquire license, patents and unpatented technology. Intangible assets are considered finite live assets and recorded at cost less accumulated amortization and accumulated impairment. Subsequent expenditures are capitalized only when they increase the future economic benefits embodied in the asset. Amortization is recorded using the straight-line method and is intended to amortize the intangible assets over their estimated useful lives:

License	5 years
Patents	10 years
Unpatented technology	10 years

Impairment of Intangible Assets

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. We use a variety of valuation methodologies to determine the fair value of these assets, including discounted cash flow models.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock-Based Compensation to determine the fair value of share options and account for stock-based compensation expenses using an estimated forfeiture rate at the time of grant and revising the rate, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expenses are recorded net of estimated forfeitures such that expenses are recorded only for those share-based awards that are expected to vest. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2019 and 2018, our company did not have any amounts recorded pertaining to uncertain tax positions.

Our company files federal and provincial income tax returns in Canada. Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2019 and 2018, there were no charges for interest or penalties.

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

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pivot Pharmaceuticals Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Pivot Pharmaceuticals Inc. (the Company) as of January 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended January 31, 2019, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2019, and the results of its consolidated operations and its consolidated cash flows for the year ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not earned any revenue, has a working capital deficit of $4,844,352 and has an accumulated deficit of $34,963,335 as of January 31, 2019 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Vancouver, British Columbia

May 2, 2019

Suite 2200, MNP Tower, 1021 West Hastings Street, Vancouver, British Columbia, V6E 0C3, Phone: (604) 685‑8408, 1 (877)688‑8408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pivot Pharmaceuticals Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pivot Pharmaceuticals Inc. (“the Company”) as of January 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended January 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018, and the results of its operations and its cash flows for the year ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2014.

Salt Lake City, UT

May 1, 2018, except for Note 17, as to which the date is May 2, 2019

PIVOT PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in Canadian dollars)

	January 31, 2019 $	January 31, 2018 $
		(Note 17)
Assets

Current assets

Cash	74,800	79,304
Tax receivable	44,489	5,122
Prepaids and other current assets	122,585	99,051

Total current assets	241,874	183,477

Equipment, net (Note 5)	4,162	–
Intangible assets, net (Note 6)	8,349,822	288,349
Total assets	8,595,858	471,826

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities

Accounts payable and accrued liabilities	667,493	267,892
Due to related parties (Note 13)	330,483	12,421
Convertible debentures, net (Note 7)	3,497,599	–
Promissory note (Note 8)	–	247,305
Acquisition obligation (Note 4(b))	432,923	–
Deferred revenue	157,728	–
Total liabilities	5,086,226	527,618

Stockholders’ Equity (Deficit)

Common stock Unlimited shares authorized, without par value, 96,899,678 and 82,373,559 shares issued and outstanding, respectively (Note 9)	21,340,273	10,047,733

Common stock issuable (Note 9(c))	10,000	–

Additional paid-in capital	16,999,265	15,713,439

Accumulated other comprehensive income	123,429	–

Accumulated deficit	(34,963,335)	(25,816,964)

Total stockholders’ equity (deficit)	3,509,632	(55,792)

Total liabilities and stockholders’ equity (deficit)	8,595,858	471,826

Nature of operations and going concern (Note 1)

Commitment and contingencies (Note 16)

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

	Year Ended January 31, 2019 $	Year Ended January 31, 2018 $
		(Note 17)
Expenses

Depreciation and amortization	900,651	30,825
Due diligence costs	251,674	11,304
Finders fee expense	100,000	–
Foreign exchange loss	24,206	131,909
General and administrative	2,372,563	421,246
Licensing fees	79,008	–
Professional fees	845,983	252,446
Rent	294,937	24,352
Research and development	430,456	90,826
Sales and marketing	9,526	–
Wages and salaries	1,526,232	391,989
Write-off of inventory	8,856	–

Total expenses	6,844,092	1,354,897

Loss from operations	(6,844,092)	(1,354,897)

Other (expenses) income

Amortization of discount on convertible debentures	(510,758)	(140,341)
Gain on change in fair value of derivative liabilities	–	265,962
Gain on disposal of asset (Note 3)	–	913,746
Gain on repayment of promissory note	8,890	–
Gain on settlement of debts	–	308,555
Interest expense	(391,250)	(35,379)
Interest income	4,196	–
Loss on extinguishment of convertible debentures (Note 7(c))	(1,378,210)	–
Other	(35,147)	–

Total other (expenses) income	(2,302,279)	1,312,543

Net loss	(9,146,371)	(42,354)

Other comprehensive income (loss)
Foreign currency translation adjustment	123,429	(17,425)

Comprehensive loss	(9,022,942)	(59,779)

Net loss per share, basic and diluted	(0.10)	(0.00)

Weighted average number of shares outstanding – basic and diluted	90,201,387	79,898,541

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in Canadian dollars)

	Common Stock		Common Stock	Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Total $
Balance – February 1, 2017 (Note 17)	75,647,100	8,870,000	–	14,959,068	17,425	(25,774,610)	(1,928,117)
Common stock issued for services	350,000	127,175	–	–	–	–	127,175
Common stock issued for settlement of accounts payable and accrued liabilities to related parties	92,384	45,322	–	–	–	–	45,322
Capital contribution by officers in forgiveness of liabilities	–	–	–	690,282	–	–	690,282
Common stock issued for conversion of debentures	4,623,825	735,623	–	–	–	–	735,623
Common stock issued for acquisition of license	2,500,000	319,174	–	–	–	–	319,174
Common stock and warrants issued for cash	2,735,000	410,192	–	–	–	–	410,192
Common stock issued for finder’s fee	225,250	1,111	–	–	–	–	1,111
Cancellation of common stock pursuant to disposal of asset	(3,800,000)	(460,864)	–	–	–	–	(460,864)
Stock-based compensation	–	–	–	64,089	–	–	64,089
Net comprehensive loss	–	–	–	–	(17,425)	(42,354)	(59,779)
Balance – January 31, 2018 (Note 17)	82,373,559	10,047,733	–	15,713,439	–	(25,816,964)	(55,792)
Common stock issued for services	1,197,869	663,435	10,000	–	–	–	673,435
Common stock issued for settlement of convertible debenture (Note 7(c) and Note 10)	3,750,000	1,612,500	–	988,356	–	–	2,600,856
Common stock issued for asset acquisition (Note 4(b))	5,000,000	6,650,000	–	–	–	–	6,650,000
Common stock issued for acquisition of asset (Note 4(a))	500,000	830,000	–	–	–	–	830,000
Common stock and warrants issued for cash	4,078,250	1,536,605	–	–	–	–	1,536,605
Warrants issued for finder’s fee	–	–	–	182,570	–	–	182,570
Beneficial conversion feature	–	–	–	83,333	–	–	83,333
Stock-based compensation	–	–	–	31,567	–	–	31,567
Net comprehensive loss	–	–	–	–	123,429	(9,146,371)	(9,022,942)

Balance – January 31, 2019	96,899,678	21,340,273	10,000	16,999,265	123,429	(34,963,335)	3,509,632

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

	Year Ended January 31, 2019 $	Year Ended January 31, 2018 $
		(Note 17)
Operating activities

Net loss	(9,146,371)	(42,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	900,651	30,825
Amortization of discount on convertible debentures	510,757	140,341
Common stock issued for services	673,435	127,176
Stock-based compensation	31,567	64,089
(Gain) loss on change in fair value of derivative liabilities	-	(265,962)
Gain on disposal of assets	-	(913,746)
Loss (gain) on settlement of debts	1,324,581	(308,555)
Changes in operating assets and liabilities:
Prepaids and other current assets	(61,392)	(93,982)
Due to related parties	318,400	12,423
Accounts payable and accrued liabilities	470,782	688,224

Net cash used in operating activities	(4,977,590)	(561,521)

Investing activities
Cash acquired through acquisition	2,779	-
Purchase of intangible assets	(853,289)	-
Net cash used in investing activities	(850,510)	-

Financing activities
Repayment on promissory note	(770,526)	-
Proceeds from promissory note	502,464	-
Proceeds from issuance of common stock and warrants	-	410,192
Proceeds from debentures	4,559,205	47,154
Proceeds from private placement	1,535,970	–

Net cash provided by financing activities	5,827,113	457,346

Effects of exchange rate changes on cash	(3,517)	36,454

Net change in cash	(4,504)	(67,721)

Cash – beginning of the year	79,304	147,025

Cash – end of the year	74,800	79,304

(The accompanying notes are an integral part of these consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

1. Nature of Operations and Going Concern

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2019, the Company has not earned any revenue, has a working capital deficit of $4,844,352 (2018 - $344,141) and an accumulated deficit of $34,963,335 (2018 - $25,816,964). The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets or liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will continue to seek financing, in the form of equity or debt, to mitigate the substantial doubt over going concern and continue to meet its obligations.

2. Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year-end is January 31.

Please also refer to Note 17.

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

The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets and assumptions used to determine the fair values of stock-based compensation, warrants and warrants issued with shares units. Estimates and assumptions have also been made on the recoverable amount of intangible assets, fair value of debentures for the purpose of evaluating modification versus extinguishments, fair value of convertible debentures and deferred income tax asset. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

(c)	Basis of Consolidation

The consolidated financial statements incorporate the financial statements of the Company and entities controlled by the Company. Control is achieved where the Company has the power to govern the financial and operating policies of an entity to obtain benefits from its activities.

The consolidating entities include:

	% of ownership	Jurisdiction

Pivot Pharmaceuticals Inc.	Parent	Canada
Pivot Green Stream Health Solutions Inc.	100%	Canada
Pivot Naturals, LLC	100%	U.S.A.
Thrudermic, LLC	100%	U.S.A.

(d)	Investments in Joint Arrangements

These consolidated financial statements incorporate the Company’s share of the results of its joint venture, Pivot-Cartagena Joint Venture Inc. using the equity method of accounting (Note 15). Investments in JV are recognized initially at cost and adjusted thereafter to include the Company’s share of income or loss and comprehensive income on an after-tax basis. Dividends or distributions received or receivable from associates and joint ventures are recognized as a reduction in the carrying amount of the investments.

Investments are reviewed for impairment at each reporting period by comparing recoverable amount to carrying amount when there is an indication of impairment.

(e)	Foreign Currency Translation

The Company’s reporting currency is the Canadian dollar. The functional currency of the parent entity, Pivot Pharmaceuticals Inc., and the wholly-owned subsidiaries, Pivot Green Stream Health Solutions Inc. and Thrudermic, LLC, is the Canadian dollar. The functional currency of the wholly-owned subsidiary, Pivot Naturals, LLC, is the US dollar.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange in place at the balance sheet date. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations and comprehensive loss.

Assets and liabilities of the companies are translated from their respective functional currencies to the reporting currency at the exchange rates at the balance sheet dates, equity accounts are translated at historical exchange rates and revenues and expenses are translated at the average exchange rates in effect during the reporting period. The resulting foreign currency translation adjustment are recorded in other comprehensive loss.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, due to related parties, convertible debentures, promissory note and acquisition obligation. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(g)	Cash

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(h)	Equipment

Equipment is recorded at cost less accumulated depreciation and accumulated impairment losses. Depreciation is recorded using the straight-line method to depreciate the cost of equipment over its estimated useful life of six years.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. . Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. In certain instances, specific appraisal may be used to determine recoverability amount. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(i)	Intangible Assets

Intangible assets consists of costs incurred to acquire license, patents and unpatented technology. Intangible assets are considered finite live assets and recorded at cost less accumulated amortization and accumulated impairment. Subsequent expenditures are capitalized only when they increase the future economic benefits embodied in the asset. Amortization is recorded using the straight-line method and is intended to amortize the intangible assets over their estimated useful lives:

License	5 years
Patents	10 years
Unpatented technology	10 years

(j)	Impairment of Intangible Assets

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. We use a variety of valuation methodologies to determine the fair value of these assets, including discounted cash flow models.

(k)	Contingencies

An estimated loss from a loss contingency is recognized if the available information indicates that it is probable that an asset has been impaired or a liability has been incurred at the reporting date and the amount of the loss can be reasonably estimated.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

(l)	Share Capital

Financial instruments issued by the Company are classified as equity to the extent that they do not meet the definition of a financial liability. The Company’s shares of common stock are classified as equity instruments.

Incremental costs directly attributed to the issuance of new common stock or units are shown in share capital as a reduction, net of tax, of the proceeds received on issuance.

(m)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock-Based Compensation to determine the fair value of share options and account for stock-based compensation expenses using an estimated forfeiture rate at the time of grant and revising the rate, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expenses are recorded net of estimated forfeitures such that expenses are recorded only for those share-based awards that are expected to vest. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(n)	Comprehensive Income or Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the years ended January 31, 2019 and 2018, the Company’s comprehensive income included foreign currency translation adjustments.

(o)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As at January 31, 2019, the Company has excluded 3,249,700 (2018 – 6,153,764) potential dilutive shares. For the years ended January 31, 2019 and January 31, 2018, diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

(p)	Research and Development Costs

Research costs are expensed in the period that they are incurred. Development costs are capitalized, to the extent they increase the future economic benefit embodied in the specific asset, to intangible assets.

(q)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of January 31, 2019 and 2018, the Company did not have any amounts recorded pertaining to deferred tax assets or uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2019 and 2018, there were no charges for interest or penalties.

(r)	Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions or is a member of key management personnel. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(s)	Recent Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This update provided clarity and reduced both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The Company adopted the methodologies prescribed by this ASU effective February 1, 2018 and there was no material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance reduced diversity in practice in how certain transactions are classified in the statement of cash flows. The Company adopted the methodologies prescribed by this ASU effective February 1, 2018 and there was no material impact on the Company’s consolidated financial statements.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The Company adopted the methodologies prescribed by this ASU effective February 1, 2018 and there was no material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments clarified the definition of a business. The amendments affect all companies that must determine whether they have acquired or sold a business. The Company adopted the methodologies prescribed by this ASU effective February 1, 2018 and there was no material impact on the Company’s consolidated financial statements.

(t)	Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2017, the FASB issued ASU 2017-11”Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to Common Stock holders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the policy to have a significant impact on the consolidated financial statements, if any.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact this guidance will have on the consolidated financial statements, if any.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not expect the adoption of the policy to have significant impact on the consolidated financial statements, if any.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The Company plans to adopt Topic 842 effective February 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the Company will carry forward the assessment of whether contracts contain or are leases, classification of our leases and remaining lease terms. Based on the Company’s lease agreements as of January 31, 2019, approximately $1.1 million of lease assets and liabilities will be recognized on the balance sheets upon adoption.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective for use for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of the policy to have significant impact on the consolidated financial statements, if any.

3. Disposal of Asset

On September 11, 2017, the Company completed an exchange agreement whereby the Company exchanged with its former Chief Executive Officer 100% of its shares of common stock of its wholly-owned subsidiary, IndUS Pharmaceuticals, Inc. (“IndUS”), for 3,800,000 shares of common stock of the Company (Note 9(g)). Pursuant to the exchange agreement, the Company has provided its former Chief Executive Officer a promissory note (Note 8(a)) in the amount of $247,305 (US$200,000) in discharge of all obligations with respect to former Chief Executive Officer’s accrued salary totaling $324,141 through September 11, 2017 for which a gain of $124,020 has been included in gain on settlement of debts in the consolidated statements of operations and comprehensive loss during the year ended January 31, 2018.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

3. Disposal of Asset (continued)

The disposal of IndUS resulted in a gain as follows:

3,800,000 shares of common stock acquired and cancelled	$460,864

Net liabilities exchanged	278,109

Foreign exchange gain	174,773

Gain on disposal of asset	$913,746

The disposal of IndUS did not meet the definition of discontinued operations as it did not represent a strategic shift that has a major effect on the Company’s operations and financial results.

4. Asset Acquisitions

(a)	Thrudermic Transdermal Nanotechnology

On March 2, 2018, the Company entered into an exchange agreement with Thrudermic, LLC (“Thrudermic”) and the members of Thrudermic whereby the Company paid US$1.00 for the issued and outstanding units of Thrudermic and issued 500,000 shares of common stock (Note 9(b)) to the members of Thrudermic for their intellectual property portfolio, including unpatented technology, goodwill and know-how in connection with the Thrudermic Transdermal Nanotechnology.

The Company evaluated this acquisition in accordance with ASC 805, Business Combinations to discern whether the assets and operations of Thrudermic met the definition of a business. The Company concluded there were not a sufficient number of key processes obtained to develop the inputs into outputs, nor could such processes be easily obtained by the Company. Accordingly, the Company accounted for this transaction as an asset acquisition at cost of $830,000 (Note 6).

(b)	Ready-to-Infuse Cannabis Patents (“RTIC Patents”)

On February 28, 2018, the Company completed the acquisition of Pivot Naturals, LLC (previously ERS Holdings, LLC) (“Pivot Naturals”) pursuant to an exchange agreement dated as of February 10, 2018. As consideration for the purchase, the Company paid $430,420 (US$333,333) in cash on closing, issued 5,000,000 shares of common stock (Note 9(a)) and will pay an additional $430,420 (US$333,333) six (6) and twelve (12) months after closing. Financial consideration include royalties on future annual net sales. On September 28, 2018, a payment of $429,370 (US$326,666), representing a portion of the payment due six (6) months after closing, was made. The remainder of the payment due six (6) months after closing of $8,763 (US$6,667) was withheld due to infringement of the Company’s patent by the recipient, and will be paid together with the final payment. The acquisition obligation outstanding as at January 31, 2019 is $432,923 (US$340,000). Subsequent to January 31, 2019, the Company extended the payment date for the payment due twelve (12) months after closing from February 28, 2019 to May 31, 2019.

The Company evaluated this acquisition in accordance with ASC 805, Business Combinations (10-55-4) to discern whether the assets and operations of Pivot Naturals met the definition of a business. The Company concluded there were not a sufficient number of key processes obtained to develop the inputs into outputs, nor could such processes be easily obtained by the Company. Accordingly, the Company accounted for this transaction as an asset acquisition.

The consideration transferred, assets acquired and liabilities assumed recognized is as follows:

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

4. Asset Acquisitions (continued)

Consideration paid:	$

Cash paid	430,420
Cash to be paid	778,662
Common stock issued	6,650,000
Transaction costs	154,951
Total purchase price	8,014,033

Net assets acquired:	$

Cash	2,779
Equipment	5,213
Ready-to-infuse cannabis (“RTIC”) patents	8,008,411
Accounts payable and accrued liabilities	(2,370)
Net value of business purchased	8,014,033

The RTIC patents acquired are amortized over an estimated useful life of ten (10) years (Note 2(i)).

5. Equipment

Cost	Lab Equipment $

Balance, February 1, 2017 and January 31, 2018	–
Exchange agreement (Note 4(b))	5,213
Effect of foreign exchange rate changes	94

Balance, January 31, 2019	5,307

Accumulated Depreciation

Balance, February 1, 2017 and January 31, 2018	–
Depreciation	1,135
Effect of foreign exchange rate changes	10

Balance, January 31, 2019	1,145

Net book value, January 31, 2019	4,162
Net book value, January 31, 2018	–

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

6. Intangible Assets

Cost	BiPhasix License $	Thrudermic Non-Patented Technology $	RTIC Patents $	Total $
	(Note 6(a))	(Note 4(a))	(Note 4(b))
Balance, February 1, 2017	–	–	–	–
Licensing agreement (Note 6(a))	319,174	–	–	319,174
Balance, January 31, 2018	319,174	–	–	319,174
Exchange agreements (Note 4)	–	830,000	8,008,411	8,838,411
Effect of foreign exchange rate changes	–	–	128,866	128,866

Balance, January 31, 2019	319,174	830,000	8,137,277	9,286,451

Accumulated Amortization

Balance, February 1, 2017	–	–	–	–
Amortization	30,825	–	–	30,825
Balance, January 31, 2018	30,825	–	–	30,825
Amortization	79,793	74,325	745,398	899,516
Effect of foreign exchange rate changes	–	–	6,288	6,288

Balance, January 31, 2019	110,618	74,325	751,686	936,629

Net book value, January 31, 2019	208,556	755,675	7,385,591	8,349,822
Net book value, January 31, 2018	288,349	–	–	288,349

Weighted average life remaining on intangible assets is 8.9 years. Future amortization for the next five years is:

Expiry Date	$

2020	866,266
2021	866,266
2022	866,266
2023	851,984
2024	814,127

(a)	BiPhasix License

On September 12, 2017, the Company entered into a licensing agreement with Altum Pharmaceuticals Inc. (“Altum”), a party related by way of common officer, whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products. Consideration included:

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

6. Intangible Assets (continued)

1)	Issuance of 2,500,000 shares of common stock on September 12, 2017 valued at $319,174, which was recorded as an intangible asset with a corresponding credit to common stock (Note 9(h));

2)	Issuance of 2,500,000 shares of common stock of Pivot upon Health Canada Natural Product Number approval (not yet issued as of the date of this report);

3)	Royalties on annual gross sales; and

4)	For pharmaceutical products, milestone payments payable upon first Investigative New Drug Approval, upon positive outcome of Phase II trial in first indication, and upon New Drug Application approval. As of January 31, 2019 and the date of this report, no milestones have been achieved.

(b)	Solumer Oral Drug Delivery Technology

On August 7, 2018, the Company entered into a licensing agreement with Formulex Pharma Innovations (formerly Solubest Ltd.) (“Formulex”) whereby the Company will acquire worldwide rights for the use, development and commercialization of Formulex’s Solumer Oral Drug Technology solely for the improved bio-availability, delivery and commercialization of Cannabinoid and Tetrahydrocannabinol-based products for human and animal use. Financial considerations include: 1) Monthly license fee until commercialization date (US$20,000); 2) Monthly development fee (US$10,000); 3) Milestone payments upon commercialization (US$150,000) and upon net sales of US$5,000,000 (US$250,000). Other consideration includes royalties on aggregate net sales.

7. Convertible Debentures

	January 31, 2019 $	January 31, 2018 $

March 2, 2018 Convertible Debentures (Note 7(b))	3,497,599	–

	3,497,599	–

(a)	On September 30, 2016, the Company issued a convertible debentures with a non-related party for $500,000. The debentures is secured under a General Security Agreement bears interest at 8% per annum and matures on the earlier of:

•	The date the lender demands repayment of principal and interest following an event of default,
•	The date of a dissolution event,
•	The date of a liquidity event, and
•	March 30, 2017.

On September 18, 2017, the lender converted the outstanding principal and accrued interest of the convertible debentures into 4,623,825 shares of common stock (Note 9(i)) of the Company at a conversion price of US$0.10. A loss on conversion of debentures of $25,988 was recorded within gain on settlement of debts in the consolidated statements of operations and comprehensive loss during the year ended January 31, 2018.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

7. Convertible Debentures (continued)

(b)	On March 2, 2018, the Company issued convertible debentures with two non-related parties totaling $5,000,000. The debentures are secured under a General Security Agreement, bear interest at 10% per annum payable quarterly and mature on March 2, 2019. The notes are convertible into common shares at a conversion price equal to $1.74 per common share. The Company issued 172,413 share purchase warrants (Note 10) with an exercise price of $1.74 and three year expiry as finder’s fee for the convertible debentures. The effective interest rate has been determined as 24% per annum after deducting all the loan discounts.

(c)	On October 22, 2018, $1,500,000 of the convertible debentures were settled through the issuance of 3,750,000 units of the Company with each unit consisting of one common stock and one share purchase warrant with an exercise price of $0.60 and three year expiry (Note 9(e)). The shares issued were valued at $0.43 per share and warrants issued were valued at $0.26 per warrant for total value of $2,600,856. The fair value of warrants were calculated using volatility of 110%, interest-free rate of 2.30%, nil expected dividend yield and expected life of 3 years. The Company considered the settlement to be an extinguishment of the $1,500,000 of the convertible debentures and recorded a loss on extinguishment of $1,221,603.

On October 22, 2018, the Company modified the conversion price on the remainder of the convertible debentures, totaling $3,500,000, to $0.42 per common share. The Company considered the modification to be an extinguishment of the $3,500,000 of the convertible debentures and recorded a loss on extinguishment of $156,607. The effective interest rate for the remaining terms of the convertible debentures has been determined as 21% per annum after deducting all the loan discounts.

During the year ended January 31, 2019, the total contractual interest cost related to this convertible loan was $470,948 and total interest costs related to the amortization of the loan discount was $510,758.

As of January 31, 2019, the carrying value of the convertible debentures is $3,497,599 (2018 - $nil) and interest accrued on the convertible debentures is $30,194 (2018 - $nil).

Please also refer to Note 18(b).

8. Promissory Note

	January 31, 2019 $	January 31, 2018 $

Principal (Note 8(a))	–	247,305

(a)	Promissory Note – Former Chief Executive Officer (Note 3)

The promissory note bears interest at 8% per annum. Principal and accrued interest are due on the earlier of: 1) 30 days after the completion of a financing of at least US$2,000,000 and (ii) September 10, 2027, provided that if repayment occurs prior to the second anniversary date, all interest will be waived. On February 28, 2018, the Company issued senior secured convertible debentures for gross proceeds of $5,000,000 (Note 7(b)). Accordingly, accrued interest being waived, principal was due and repaid on March 30, 2018.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

8. Promissory Note (continued)

(b)	Promissory Note – Third Party

On September 27, 2017, the Company issued a promissory note in the amount of US$400,000, bearing interest at 12% per annum and maturing on December 31, 2018, which no proceeds had been drawn. As part of the promissory note, 100,000 shares of common stock were issued (Note 9(j)).

(c)	Promissory Note – Altum Pharmaceuticals Inc. (“Altum”)

On February 16, 2018, the Company issued a promissory note of up to $520,000, bearing interest at 10% per annum to Altum and maturing on May 15, 2018. On February 19 and March 1, 2018, $250,000 and $252,464 were advanced to the Company. On March 2, 2018, the Company repaid the principal amount and accrued interest on the promissory note totaling $503,285.

9. Common Stock

During the year ended January 31, 2019:

(a)	On February 28, 2018, 5,000,000 shares of common stock, with fair value of $6,650,000, were issued pursuant to the exchange agreement with Pivot Naturals (Note 4(b)).

(b)	On March 2, 2018, 500,000 shares of common stock, with fair value of $830,000, were issued pursuant to the exchange agreement with Thrudermic and the members of Thrudermic (Note 4(a)).

(c)	During the year ended January 31, 2019, the Company issued 920,178 shares of common stock, with fair value totaling $508,938, to third parties for services rendered. 35,714 shares of common stock, with fair value of $10,000, remain to be issued as at January 31, 2019 and were issued on March 23, 2019 (Note 18(c)).

(d)	During the year ended January 31, 2019, the Company issued 277,691 shares of common stock, with fair value totaling $154,497, as compensation pursuant to employment agreements entered into as part of the acquisitions of the Thrudermic (Note 4(a)) and Pivot Naturals (Note 4(b)).

(e)	On October 22, 2018, 3,750,000 units of the Company, with each unit consisting of one common stock and one share purchase warrant with an exercise price of $0.60 and three year expiry, were issued pursuant to settlement of $1,500,000 of convertible debentures (Note 7(b)).

(f)	In October and November, 2018, 4,078,250 units of the Company, with each unit consisting of one common stock and one share purchase warrant with an exercise price of $0.60 and three year expiry, were issued for subscription proceeds of $1,631,300. Pursuant to the private placement, the Company paid finders’ fee of $88,104 in cash and issued 220,260 share purchase warrants with an exercise price of $0.60 and three year expiry. Other share issue costs totaled $6,591.

During the year ended January 31, 2018:

(g)	On September 11, 2017, 3,800,000 shares of common stock were acquired and cancelled pursuant to the share exchange agreement (Note 3).

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

9. Common Stock (continued)

(h)	On September 12, 2017, 2,500,000 shares of common stock were issued pursuant to the Altum licensing agreement (Note 6(a)).

(i)	On September 18, 2017, 4,623,825 shares of common stock were issued upon conversion of a convertible debentures (Note 7(a)).

(j)	On October 26, 2017, 100,000 shares of common stock with a fair value of $62,872 were issued pursuant to a promissory note issued (Note 8(b)). During the year ended January 31, 2018, the Company issued 250,000 shares of common stock, with fair value totaling $64,303, to third parties for services rendered.

(k)	In October 2017, the Company received proceeds totaling $280,734 pursuant to private placements for the issuance of 2,230,000 shares of common stock at a price of US$0.10 per share. The Company issued 200,000 shares of common stock related to share issue costs on this private placement.

(l)	On October 31, 2017, the Company settled $45,322 of accounts payable through the issuance of 92,384 shares of common stock (Note 13(j)).

(m)	Effective December 15, 2017, the Company closed a private placement for an aggregate of 505,000 units, consisting of one common share and one half of one share purchase warrant, at price of US$0.20 per unit for gross proceeds of $129,460. Finder’s fee consisted of a cash payment of $6,229 and issuance of 25,250 units, consisting of one common share and one half of one share purchase warrant.

10. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, February 1, 2017	434,622	0.13

Granted (Note 9(m))	265,125	0.45
Expired	(434,622)	0.13

Balance, January 31, 2018	265,125	0.45

Granted (Notes 7(b), 9(e) and 9(f))	8,220,923	0.62

Balance, January 31, 2019	8,486,048	0.62

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

10. Share Purchase Warrants (continued)

As at January 31, 2019, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date	Weighted Average Remaining Contractual Life (years)

190,000	0.45	May 20, 2019	0.30
75,125	0.45	June 14 ,2019	0.37
172,413	1.74	March 1, 2021	2.08
3,353,250	0.60	September 21, 2021	2.64
8,000	0.60	October 1, 2021	2.67
907,260	0.60	October 18, 2021	2.72
3,780,000	0.60	October 22, 2021	2.73
8,486,048			2.60

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

The following table summarizes the continuity of the Company’s stock options:

	Number of Options #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (Years)

Outstanding, February 1, 2017	15,520,833	0.53	4.20
Granted	100,000	0.50	4.79
Forfeited	(2,000,000)	(0.97)	–

Outstanding, January 31, 2018	13,620,833	0.46	3.26
Granted	300,000	1.25	4.32
Forfeited	(229,000)	(0.43)	–

Outstanding, January 31, 2019	13,691,833	0.48	2.31

The aggregate intrinsic value of vested options outstanding at January 31, 2019 is $675,611. The fair value of options granted was estimated using the Black-Scholes option pricing model, with expected forfeitures of nil%, and the following assumptions:

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

11. Stock Options (continued)

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)	Fair value per option at the grant date $
100,000 options expiring on November 14, 2022	110%	1.83%-2.27%	0%	3.79-4.50	0.14-0.29
200,000 options expiring on March 11, 2023	110%	1.83%-2.42%	0%	4.11-4.92	0.09-0.52
100,000 options expiring September 19, 2023	110%	2.33%	0%	4.63	0.16

Additional information regarding stock options as of January 31, 2019, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date

4,000,000	4,000,000	0.14	December 14, 2020
5,250,000	5,250,000	0.97	February 22, 2021
4,000,000	4,000,000	0.13	December 14, 2021
41,833	41,833	0.07	January 23, 2022
100,000	75,000	0.50	November 14, 2022
200,000	183,334	1.67	March 11, 2023
100,000	-	0.42	October 28, 2023
13,691,833	13,550,167

Total of 141,666 un-exercisable options remain as at January 31, 2019. $31,567 (2018 – $64,089) of stock-based compensation expense has been recognized during the year ended January 31, 2019. $14,198 (2018 - $112,147) of stock-based compensation cost has yet to be recognized and will be recognized in future periods.

12. Supplemental Cash Flow Disclosures

	January 31, 2019 $	January 31, 2018 $
Supplemental disclosures:
Interest paid	475,074	–
Income tax paid	–	–
Non-cash investing and financing activities:
Capital contribution through forgiveness of debt	673,435	690,282
Warrants issued for finders’ fee	182,570	42,101
Common stock issued for settlement of accounts payable	–	45,322
Common stock issued for settlement of convertible debentures	2,600,856	735,623
Common stock issued for asset acquisition	7,480,000	–
Common stock issued for intangible asset	–	319,174
Promissory note issued for settlement of accrued salaries	–	247,300
Stock-based compensation	31,567	64,089
Common stock received and constructively retired in disposition of assets	–	460,864
Beneficial conversion feature related to convertible debentures	83,333	–

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

13. Related Party Transactions

(a)	As at January 31, 2019, the Company owed $63,335 (2018 - $nil) to a director and officer of the Company. These amounts are unsecured, non-interest bearing, and due on demand. During the year ended January 31, 2019, the Company paid salary of $191,667 (2018 - $nil) to the director and officer of the Company.

(b)	As at January 31, 2019, the Company owed $38,248 (2018 - $nil) to an officer of the Company. These amounts are unsecured, non-interest bearing, and due on demand. During the year ended January 31, 2019, the Company paid salary of $100,000 (2018 - $nil) to the officer of the Company.

(c)	As at January 31, 2019, the Company owed $93,282 (2018 - $nil) to the former President of the Company’s subsidiary, Pivot Naturals. These amounts are unsecured, non-interest bearing, and due on demand. During the year ended January 31, 2019, the Company paid salary of $304,125 (2018 - $nil), and management fees of $104,302 (2018 - $nil) settled by shares to the former President of Pivot Naturals.

(d)	As at January 31, 2019, the Company owed $50,209 (2018 - $5,860) to a former director of the Company. These amounts are unsecured, non-interest bearing, and due on demand. During the year ended January 31, 2019, the Company paid salary of $200,000 (2018 - $nil) to the former director of the Company.

(e)	On September 12, 2017, the Company entered into a licensing agreement with Altum, a party related by way of common officer, whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products (Note 6(a)). As at January 31, 2019, the Company owed Altum $48,896 (2018 - $6,561) for expenses paid on behalf of the Company. Subsequent to January 31, 2019, Altum paid an additional $61,120 of expenses on behalf of the Company.

(f)	During the year ended January 31, 2019, the Company paid $821 in interest expense on a promissory note issued to Altum (Note 8(c)).

(g)	During the year ended January 31, 2019, the Company’s subsidiary, Pivot Naturals, paid $65,170 and management fees of $19,557 (2018 - $nil) settled by shares to a company owned by its former President for research and development.

(h)	As at January 31, 2019, the Company owed $23,811 (2018 - $nil) to a director of the Company. These amounts are unsecured, non-interest bearing, and due on demand. During the year ended January 31, 2019, the Company paid consulting fees of $45,000 (2018 - $nil) to the director of the Company.

(i)	As at January 31, 2019, the Company owed $12,702 (2018 - $nil) to a director and Vice President of the Company. These amounts are unsecured, non-interest bearing, and due on demand. During the year ended January 31, 2019, the Company paid salary of $117,306 (2018 - $nil), and management fees of $17,601 (2018 - $nil) settled by shares to the director and Vice President of the Company.

(j)	During the year ended January 31, 2018, a capital contribution amounting to $690,282 was made by two officers who forgave accrued management fees. In addition, $45,322 of accounts payable due to a company controlled by the Company’s Chief Financial Officer were settled for 92,384 shares of common stock.

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

14. Income Taxes

The income tax benefit differs from the amount computed by applying the Canadian federal and provincial statutory rates to net loss before income taxes for the years ended January 31, 2019 and 2018, respectively, as a result of the following:

	2019 $	2018 $

Net loss before taxes	(9,146,371)	(42,354)
Statutory rate	27.00%	26.00%

Expected tax recovery	(2,469,520)	(11,012)
Foreign tax rate differences	(7,273)	1,887
Permanent differences and other	379,423	(223,692)
Expenses deductible for tax purposes	(86,829)	(10,507)
Change in valuation allowance	2,184,199	243,324
Income tax provision	-	–

The statutory tax rate increased from 26% to 27% due to an increase in BC corporate tax rate on January 1, 2018.

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their corresponding values for tax purposes.

Unrecognized deductible temporary differences at January 31, 2019 and 2018 are comprised of the following:

	2019 $	2018 $

Tax loss carryforwards - CDN	15,739,556	9,930,461
Tax loss carryforwards - USA	2,165,876	-
Convertible debentures - CDN	27,794	-
Stock-based compensation - USA	126,033	-
Intangible assets - CDN	148,614	-
Intangible assets - USA	291,479	-
Financing costs - CDN	454,664	37,922

Total unrecognized deductible temporary differences	18,954,015	9,968,383

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

14. Income Taxes (continued)

The Company has non-capital loss carryforwards, for which no deferred tax asset has been recognized of approximately $15,739,556 (2018: $9,930,461) which may be carried forwards to apply against future income for Canadian income tax purpose, subject to the final determination by tax authorities, expiring in the following years:

Expiry Date	Non-Capital Loss $

2030	434,518
2031	77,975
2032	139,450
2033	657,883
2034	687,128
2035	1,457,190
2036	4,637,504
2037	1,359,695
2038	880,218
2039	5,407,995
15,739,556

As at January 31, 2019, the Company’s US net operating loss carryforwards total $2,165,876 (2018 - $Nil). These losses can be carried forward indefinitely.

15. Joint Venture

On December 17, 2018, the Company entered into a joint venture arrangement whereby the Company holds 50% of the issued and outstanding shares of Pivot-Cartagena JV. Pivot-Cartagena JV will develop and commercialize cannabis-infused non-alcoholic beverages using the industry expertise of its joint venture partner with the Company’s Solumer (Note 6(b)) and RTIC (Note 4(b)) powderization technologies. The Company and its joint venture partner each have 50% to the net assets and net income or loss of Pivot-Cartagena JV. As of January 31, 2019, the Company has not made any investment related to Pivot-Cartagena JV. During the year ended January 31, 2019, there were no balances or transactions related to Pivot-Cartagena JV.

16. Commitments and Contingencies

(a)	The Company has leased premises with a third party. The minimum committed lease payments are approximately as follows:

2020	$332,536
2021	$273,108
2022	$281,301
2023	$154,810
$1,041,755

PIVOT PHARMACEUTICALS INC.

Notes to the Consolidated Financial Statements

Years ended January 31, 2019 and 2018

(Expressed in Canadian dollars)

16. Commitments and Contingencies (continued)

(b)	In April 2019, the employment of two of the Company’s employees in Pivot Naturals, including the President of Pivot Naturals, which was pursuant to written employment contracts, terminated. A demand for arbitration has been filed by these former employees along with an arbitration complaint that alleges claims for breach of the written employment contracts, fraud, illegal retaliation and tortious discharge in violation of public policy seeking, among other things, recovery of accrued and unpaid salary and wages in the total amount of $213,179 and contractual severance amounts totaling US$475,000 alleged to be due and owing on their alleged involuntary termination, as well as other general and punitive damages. The Company intends to vigorously defend these claims and file cross-claims against the former employees for breach of contract and related tort claims.

17. Change in Reporting Currency

Effective February 1, 2018, the Company changed its reporting currency from US Dollars to Canadian Dollars as it expects to conduct increasing transactions and financing based on the Canadian Dollars. This will reduce the impact of increased volatility of the US Dollars to Canadian Dollars exchange rate on the Company’s reported operating results. The aligning of the reporting currency with the underlying operations will better depict the Company’s results of operations for each period. The related financial statements prior to February 1, 2018 have been represented to Canadian Dollars as if the financial statements originally had been presented in Canadian Dollars since the earliest periods presented. The change in reporting currency resulted in cumulative foreign currency translation adjustment to the Company’s comprehensive income amounted to a gain of $123,429 and a loss of $17,425 for the years ended January 31, 2019 and January 31, 2018, respectively.

18. Subsequent Events

(a)	On March 5, 2019, the Company entered into a loan agreement for $300,000, bearing interest at 10% per annum and maturing on September 4, 2019. Pursuant to this loan agreement, the Company issued 100,000 shares of common stock as a loan origination fee and paid a finder’s fee of $24,000 in cash.

(b)	On March 18, 2019, the Company repaid $750,000 of its convertible debentures (Note 7(b)) and extended the maturity date of the remaining $2,750,000 to June 1, 2019 for an extension fee of $250,000.

(c)	On March 23, 2019, the Company issued 35,714 shares of common stock for services provided by a third party during the year ended January 31, 2019 (Note 9(c)).

(d)	On March 23, 2019, the Company issued 690,323 shares of common stock to directors and officers to settle $64,787 of unpaid compensation as at January 31, 2019 and $39,574 of compensation subsequent to year end. The Company also issued 1,000,000 shares of common stock to a third party to settle $100,000 of accounts payable as at January 31, 2019 and $50,000 of accounts payable subsequent to January 31, 2019.

(e)	On April 8, 2019, 6,950,000 units of the Company, with each unit consisting of one common stock and one share purchase warrant with an exercise price of $0.30 and three year expiry, were issued for subscription proceeds of $1,390,000. Pursuant to the private placement, the Company paid a finder’s fee of $80,000 in cash and issued 508,000 shares of common stock and 108,000 share purchase warrants with an exercise price of $0.30 and three year expiry.

(f)	On April 8, 2019, the Company issued 60,515 shares of common stock and paid $3,328 in cash representing a fee to extend the payment date for its acquisition obligation from February 28, 2019 to May 31, 2019 (Note 4(b)).

(g)	On April 8, 2019, the Company entered into a binding letter of intent with High Park Ventures Inc. (“High Park”) for a non-brokered private placement of $15 million. The private placement will be of units at a price of $0.25 per unit, with each unit consisting of one common share and one common share purchase warrant with two year expiry and an exercise price of $0.35. The private placement is expected to close in two tranches of $5 million and $10 million. Upon completion of the non-brokered private placement, the Company will issue 60,000,000 units to High Park.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On January 29, 2019, we formally informed Sadler Gibb & Associates, LLC of their dismissal as our company’s independent registered public accounting firm.

The reports of Sadler Gibb & Associates, LLC on our company’s consolidated financial statements as of and for the fiscal years ended January 31, 2018 and 2017 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our company’s board of directors participated in and approved the decision to change independent registered public accounting firms.

During the fiscal years ended January 31, 2018 and 2017, and through January 29, 2019, there have been (1) no disagreements with Sadler Gibb on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sadler Gibb would have caused them to make reference thereto in connection with their report on the financial statements for such years, and (2) no reportable events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

On January 29, 2019, our company engaged MNP, LLP as our new independent registered public accounting firm. During the two most recent fiscal years and through January 29, 2019, our company had not consulted with MNP, LLP regarding any of the following:

(i)	The application of accounting principles to a specific transaction, either completed or proposed;

(ii)	The type of audit opinion that might be rendered on our financial statements, and none of the following was provided to us: (a) a written report, or (b) oral advice that MNP, LLP concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019 and determined that they were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2019 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2019, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.	We did not maintain appropriate financial reporting controls – As of January 31, 2019, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2019, our company did not have sufficient financial reporting controls with respect to the segregation of incompatible duties related to the ability to post journal entries and access to our company’s assets.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company’s internal control over financial reporting was not effective as of January 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

MNP, LLP, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2019 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended January 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 27, 2018, we accepted the resignation of Dr. Ahmad Doroudian as Director, Chairman and Secretary. Concurrently, we appointed Dr. Joseph Borovsky as Chairman and Director.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Joseph Borovsky	Chairman, Director and Executive Vice-President of Technology	72	August 27, 2018
Dr. Patrick Frankham	Chief Executive Officer and Director	48	July 24, 2014
Moira Ong	Chief Financial Officer	44	December 26, 2010
Dr. Wolfgang Renz	Director	49	February 5, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Joseph Borovsky – Chairman, Director and Executive Vice-President of Technology

Dr. Joseph Borovsky was appointed chairman and director on August 27, 2018. Dr. Borovsky is an experienced executive and entrepreneur with broad-based success in leading major corporate research and development as well as innovative technology startups, P&L operations, sales, and marketing. Formerly the director of research and development for Mead Corporation, Dr. Borovsky received his Bachelor of Science degree in Chemistry from the University of California at Los Angeles, and his Ph.D. in Physical Organic Chemistry from the University of Massachusetts at Amherst. He also completed a year of post-doctoral research in Medicinal Chemistry at Washington State University College of Pharmacy, Pullman, WA, and was a Research Fellow in Synthetic Organic Chemistry at Harvard University in Cambridge, Massachusetts. Dr. Borovsky is also our Executive Vice-President of Technology.

Dr. Patrick Frankham – Director

Dr. Patrick Frankham was appointed as director of our company on July 24, 2014 and as Chief Executive Officer on September 11, 2017. Dr. Frankham has over 23 years of experience in the biopharmaceutical and services industries. Prior to joining Pivot Pharmaceuticals he was Executive Director, Healthcare Innovation, Boehringer-Ingelheim GmbH. He has also founded several multinational healthcare startup enterprises including healthcare information technology, services and pharmaceuticals companies. His professional experience includes public and private companies as well as multinational corporations. He has developed pharmaceutical products in several therapeutic areas and interacted with global regulatory authorities. Notable prior organizations where he held increasing leadership roles include, Phoenix International Life Sciences (MDS Pharma Services), Endoceutics Inc., AeternaZentaris, BioAxone Biosciences, & ICON Clinical Research. Dr Frankham obtained his PhD in molecular endocrinology (Université Laval, Canada), and holds an MBA in Finance (University of Liverpool, UK). We appointed Dr. Frankham to our board due to his background in the biopharmaceutical industry.

Moira Ong – Chief Financial Officer

Moira Ong was appointed as our Chief Financial Officer on December 26, 2010 and is experienced in public company audit, accounting and reporting. From 2010 through 2012, Ms. Ong was the vice president of finance of Merus Labs International Inc., a specialty pharmaceutical company engaged in the acquisition and licensing of pharmaceutical products. From 2005 until 2010, Ms. Ong was senior manager at a global accounting firm in charge of completion of financial statements for Canadian publicly listed companies. From 2003 to 2005 she served as financial consultant for a private financial planning company. Ms. Ong was a manager in the banking and securities group at a global accounting firm in New York from 2000 to 2003. Ms. Ong obtained her Chartered Professional Accountant designation in 1999 and her Chartered Financial Analyst designation in 2003.

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

While we do not anticipate that these activities will compete with our business, Dr. Renz may have pre-existing fiduciary duties with one or more organizations and may not agree to present business opportunities or research data to us unless other entities have first declined to accept them or consented to their release. Accordingly, he may have a conflict of interest in determining to which entity a particular business opportunity should be presented.

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

Our code of business conduct and ethics was included as an exhibit to our annual report on Form 10-K filed with the SEC on May 11, 2011. We will provide a copy of the code of business conduct and ethics to any person without charge, upon request. Requests can be sent to: Pivot Pharmaceuticals Inc., 1275 West 6th Avenue, #300, Vancouver, British Columbia V6H 1A6.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the province of British Columbia and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of our the members of our audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Dr. Wolfgang Renz is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Our company has a formal audit committee which was formed in May 2010, but currently does not have a financial expert. Our audit committee consists of Dr. Patrick Frankham, Dr. Wolfgang Renz and Dr. Joseph Borovsky. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended January 31, 2019 and 2018 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

We believe that the members of our board of audit committee and our entire board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Our company has an audit committee charter which was adopted and approved by our board of directors on May 25, 2010.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2019 and 2018; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compens-ation ($)	Total ($)
Dr. Joseph Borovsky (1) Chairman,	2019	134,907	Nil	17,601	Nil	Nil	Nil	Nil	152,508
Director and Executive Vice-President of Technology	2018	N/A	N/A	N/A	31,314	N/A	N/A	N/A	31,314

Dr. Patrick Frankham (2)	2019	191,667	Nil	Nil	Nil	Nil	Nil	Nil	191,667
President, Chief Executive Officer and Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Moira Ong (3)	2019	100,000	Nil	Nil	Nil	Nil	Nil	Nil	100,000
Chief Financial Officer	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Patrick Rolfes (4)	2019	408,427	Nil	Nil	Nil	Nil	Nil	Nil	408,427
Former President of Pivot Naturals, LLC	2018	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Dr. Ahmad Doroudian (5) Former Chairman, Secretary,	2019	200,000	Nil	Nil	Nil	Nil	Nil	Nil	200,000
Chief Business Officer and Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Dr. Pravin Chaturvedi (6)	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President, Chief Executive Officer and Director	2018	151,152	Nil	Nil	Nil	Nil	Nil	Nil	151,152

 ____________

(1) Joseph Borovsky was appointed director and chairman on August 27, 2018

(2) Patrick Frankham was appointed as our president, Chief Executive Officer and Director on September 11, 2017.

(3) Moira Ong was appointed as our Chief Financial Officer on December 26, 2010.

(4) Patrick Rolfes was appointed president of Pivot Naturals, LLC, subsidiary of our company, on March 1, 2018. The employment agreement was terminated on April 11, 2019.

(5) Ahmad Doroudian was appointed president, chief executive officer and director of our company on September 17, 2007 and as secretary on March 30, 2011. He resigned as president, chief executive officer and secretary on August 30, 2011 and was re-appointed as president, chief executive officer and secretary on July 24, 2014. Dr. Doroudian subsequently resigned as president and chief executive officer on February 5, 2015 and was appointed as chairman on that date. Upon the resignation of Dr. BJ Bormann, Dr. Doroudian was appointed interim chief executive officer until the appointment of Dr. Chaturvedi on November 20, 2015. On February 1, 2016, Dr. Doroudian was appointed chief business officer. Dr. Doroudian resigned as director, chairman and chief business officer on August 27, 2018.

(6) Dr. Chaturvedi was appointed as our president, Chief Executive Officer and Director on November 20, 2015 and resigned as Chief Executive Officer and Director on September 11, 2017.

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

Stock Options/SAR Grants

During our fiscal years ended January 31, 2019 and 2018, we did not grant any stock options to officers and directors.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Patrick Frankham	2,000,000	2,000,000	N/A	0.14	December 14, 2020	N/A	N/A	N/A	N/A
Chief Executive Officer	2,000,000	2,000,000	N/A	0.13	December 14, 2021	N/A	N/A	N/A	N/A

Moira Ong Chief Financial Officer	1,000,000	1,000,000	N/A	0.97	February 22, 2021	N/A	N/A	N/A	N/A

Dr. Joseph Borovsky Chairman and Executive Vice-President of Technology	50,000	37,500	N/A	0.50	November 14, 2022	N/A	N/A	N/A	N/A

Option Exercises

During our fiscal year ended January 31, 2019, there were no options exercised by our named officers.

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

Effective November 19, 2015, we entered into director services agreements with our directors, Dr. Wolfgang Renz and Dr. Patrick Frankham. Pursuant to the agreements each director shall provide director services to our company for a period of 24 months in consideration for 10,000,000 options to purchase our common stock to be granted as follows: 2,000,000 options on each of December 15, 2015, December 15, 2016, December 15, 2017, December 15, 2018 and December 15, 2019. Each agreement may be terminated by our company without notice for cause, or by any party with 30 days prior notice. No options were granted on December 15, 2017 and December 15, 2018 as such grants would have exceeded the limitations set out in our Stock Option Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 2, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Dr. Patrick Frankham (4) 388 De La Vauvette Rosemere, QC, J7A 4J7	4,000,000 (5) Common Shares	2.95%
Dr. Wolfgang Renz (8) Am Hochgericht 31 Rheinfelden, Germany 79618	4,200,000 (9) Common Shares	3.10%
Moira Ong (6) 2392 Lawson Avenue West Vancouver, BC V7V 2E6	3,292,384 (7) Common Shares	2.43%
Patrick Rolfes (10) 1161 N. Anaheim Blvd. Anaheim, CA 92801	948,149 (11) Common Shares	0.70%
Joseph Borovsky (12) 4843 Gate Post Lane Wilmington, NC 28412	621,959 (13) Common Shares	0.46%
Directors and Officers as a Group(1)	13,062,492 Common Shares	9.64%
Dr. Ahmad Doroudian (2) 4172 Doncaster Way Vancouver BC V6S 1V9	11,161,929(3) Common Shares	8.24%
Over 5% Shareholders as a Group	11,161,929 Common Shares	8.24%

34

 ____________________

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 2, 2019. As of May 2, 2019, there were 106,244,230 shares options and warrants of our company’s common stock issued and outstanding.

(2) Dr. Ahmad Doroudian was appointed president, chief executive officer and director of our company on September 17, 2007 and as secretary on March 30, 2011. He resigned as president, chief executive officer and secretary on August 30, 2011 and was re-appointed as president, chief executive officer and secretary on July 24, 2014. Dr. Doroudian subsequently resigned as president and chief executive officer on February 5, 2015 and was appointed as chairman on that date. Upon the resignation of Dr. BJ Bormann, Dr. Doroudian was appointed interim chief executive officer until the appointment of Dr. Chaturvedi on November 20, 2015. On February 1, 2016, Dr. Doroudian was appointed chief business officer. Dr. Doroudian resigned as director, chairman and chief business officer on August 27, 2018.

(3) Includes 6,121,979 shares owned by Dr. Doroudian, 3,039,950 shares owned by Sassel Investments Inc., a company over which Dr. Ahmad Doroudian has voting and investment power and 2,000,000 options to purchase shares at US$0.70 for a period of five years from February 23, 2016.

(4) Dr. Patrick Frankham was appointed as Director of our company on July 24, 2014 and as our Chief Executive Officer on September 11, 2017.

(5) Includes 2,000,000 options to purchase shares at US$0.10 for a period of five years from December 15, 2015 and 2,000,000 options to purchase shares at US$0.10 for a period of five years from December 15, 2016.

(6) Ms. Ong was appointed as our Chief Financial Officer on December 26, 2010.

(7) Includes 2,292,384 shares owned by Ms. Ong and 1,000,000 options to purchase shares at US$0.70 for a period of five years from February 23, 2016.

(8) Dr. Renz was appointed as a Director of our company on February 5, 2015.

(9) Includes 200,000 shares owned by Dr. Renz and 2,000,000 options to purchase shares at US$0.10 for a period of five years from December 15, 2015 and 2,000,000 options to purchase shares at US$0.10 for a period of five years from December 15, 2016.

(10) Patrick Rolfes was appointed as President of our fully owned subsidiary, Pivot Naturals, LLC (formerly ERS Holdings, LLC) on March 1, 2018. Mr. Rolfes’ employment with Pivot Naturals, LLC was terminated on April 11, 2019.

(11) Includes 948,149 shares owned by Mr. Rolfes.

(12) Joseph Borovsky was appointed as Executive Vice President, Technology on March 1, 2018 and as director and chairman on August 27, 2018.

(13) Includes 571,959 shares owned by Mr. Borovsky and 50,000 options to purchase shares at US$0.39 for a period of five years from November 15, 2017.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of May 2, 2019, securities authorized for issuance under our equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Column A)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (Column B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (Column C)
Equity compensation plans approved by security holders	13,691,833	$0.48	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	13,691,833	$0.48	N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Dr. Joseph Borovsky, Dr. Patrick Frankham and Dr. Wolfgang Renz. Dr. Wolfgang Renz is an independent director.

Our audit committee consists of Dr. Joseph Borovsky, Dr. Patrick Frankham and Dr. Wolfgang Renz.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2019 and for the fiscal year ended January 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2019 $	January 31, 2018 $
Audit Fees	33,237	32,298
Audit Related Fees	11,222	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	44,459	32,298

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2014)
3.10	Notice of Alteration removing Pre-Existing Company Provisions (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. (incorporated by reference to our Annual Report on Form 10-K filed on May 15, 2015)
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)

Exhibit Number	Description

10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.12	Director Services Agreement dated November 19, 2015 with Dr. Patrick Frankham (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
10.13	Director Services Agreement dated November 19, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
10.14	Consulting Services Agreement dated November 19, 2015 with Dr. Giora Davidai (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
10.15

Plan of Merger and Acquisition Agreement between our company and IndUS Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to our Current Report on Form 8‑K filed on November 23, 2015 and our Current Report on Form 8‑K/A filed on February 3, 2016)

10.16	Employment Agreement dated November 20, 2015 with Dr. Pravin Chaturvedi (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
10.17	Employment Agreement dated February 1, 2016 with Dr. Ahmad Doroudian (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.18	Employment Agreement dated February 1, 2016 with Moira Ong (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.19	Consulting Services Agreement dated February 1, 2016 with Soho Capital Inc. (filed on April 29, 2016 with our Annual Report on Form 10-K)
10.20	Convertible debentures agreement dated September 29, 2016 with Avro Capital Partners Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2017)
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

10.33	Employment Agreement between our company and Joseph Borovsky dated March 1, 2018 (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.34	10% Senior Secured Convertible Debentures (CDN$2,500,000) due March 2, 2019 (CD-1) (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.35	10% Senior Secured Convertible Debentures (CDN$2,500,000) due March 2, 2019 (CD-2) (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.36	10% Senior Secured Convertible Debentures (CDN$1,750,000) due March 2, 2019 (CD-3) (incorporated by reference to our Current report on Form 8-K filed on November 6, 2018)
10.37	10% Senior Secured Convertible Debentures (CDN$1,750,000) due March 2, 2019 (CD-4) (incorporated by reference to our Current report on Form 8-K filed on November 6, 2018)
10.38*	10% Senior Secured Convertible Debentures (CDN$1,375,000) due June 1, 2019 (CD-3)
10.39*	10% Senior Secured Convertible Debentures (CDN$1,375,000) due June 1, 2019 (CD-4)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99	Additional Exhibits
99.1	Audit Committee Charter (filed on June 17, 2015 with our Annual Report on Form 10K/A)
99.2	Stock Option Plan (filed on November 25, 2015 with our Definitive Proxy Statement on Schedule 14A)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)
Dated: May 2, 2019	/s/ Patrick Frankham
Dr. Patrick Frankham
Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 2, 2019	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 2, 2019	/s/ Patrick Frankham
Dr. Patrick Frankham
Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 2, 2019	/s/ Joseph Borovsky
Dr. Joseph Borovsky
Chairman and Director
Dated: May 2, 2019	/s/ Wolfgang Renz
Dr. Wolfgang Renz
Director

