Form 10-Q
period 2019-04-30
Pivot Pharmaceuticals Inc.
filed 2019-06-17
CIK 1464165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number 333-161157

PIVOT PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West 6th Avenue, Vancouver, British Columbia, Canada	V6H 1A6
(Address of principal executive offices)	(Zip Code)

(514) 943-1899
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

171,039,468 common shares issued and outstanding as of June 17, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed consolidated financial statements for the period ended April 30, 2019 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended April 30, 2019 are not necessarily indicative of results to be expected for any subsequent period.

3

PIVOT PHARMACEUTICALS INC.

Interim Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

Three month period ended April 30, 2019 (unaudited) and 2018

PIVOT PHARMACEUTICALS INC.

Interim Condensed Consolidated Balance Sheets

(Expressed in Canadian dollars)

(unaudited)

	April 30, 2019 $	January 31, 2019 $

Assets

Current assets

Cash	45,414	74,800
Tax receivable	49,271	44,489
Prepaid and other current assets	99,162	122,585

Total current assets	193,847	241,874

Equipment, net (Note 5)	–	4,162
Intangible assets, net (Notes 4 and 6)	8,264,278	8,349,822
Right-of-use asset (Note 7)	1,091,148	–

Total assets	9,549,273	8,595,858

Liabilities and Stockholders’ Equity

Current liabilities

Accounts payable and accrued liabilities	1,273,403	667,493
Due to related parties (Note 14)	407,928	330,483
Convertible debenture, net (Note 8)	2,659,375	3,497,599
Promissory note (Note 9)	270,666	–
Acquisition obligation (Note 4(b))	456,382	432,923
Deferred revenues	–	157,728
Lease liability (Note 7)	249,082	–

Total current liabilities	5,316,836	5,086,226

Lease liability (Note 7)	863,926	–

Total liabilities	6,180,762	5,086,226

Stockholders’ Equity

Common stock: Unlimited shares authorized, without par value, 105,944,216 and 96,899,678 shares issued and outstanding, respectively (Note 10)	22,953,663	21,340,273

Common stock issuable	–	10,000

Additional paid-in capital	17,024,965	16,999,265

Accumulated other comprehensive income	245,145	123,429

Accumulated deficit	(36,855,262)	(34,963,335)

Total stockholders’ equity	3,368,511	3,509,632

Total liabilities and stockholders’ equity	9,549,273	8,595,858

(The accompanying notes are an integral part of these interim condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Interim Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in Canadian dollars)

(Unaudited)

	Three Months Ended April 30, 2019 $	Three Months Ended April 30, 2018 $

Revenue	–	–

Expenses
Amortization (Notes 5 and 6)	241,099	165,613
Due diligence costs	–	122,672
Foreign exchange (gain) loss	(16,825)	49,249
General and administrative	506,786	955,954
Lease expense	92,488	–
Lease liability expense	47,433	–
Licensing fees	39,963	–
Professional fees	181,649	226,169
Research and development	59,487	108,801
Salaries and wages	505,056	240,514
Sales and marketing	–	8,929
Write-off of equipment (Note 5)	3,901	–

Total expenses	1,661,037	1,877,901

Loss from operations	(1,661,037)	(1,877,901)

Other income (expense)
Gain on repayment of promissory note (Note 9(a))	–	8,890
Interest expense	(239,728)	(201,466)
Other income (expense)	26,642	(34,399)

Total other income (expense)	(213,086)	(226,975)

Net loss	(1,874,123)	(2,104,876)

Other comprehensive income (loss)
Foreign currency translation adjustment	(121,716)	35,106

Net comprehensive loss	(1,995,839)	(2,069,770)

Net loss per share, basic	(0.02)	(0.03)
Net loss per share, diluted	(0.02)	(0.03)

Weighted average shares outstanding – basic	99,535,678	86,209,595
Weighted average shares outstanding –diluted	99,535,678	86,209,595

(The accompanying notes are an integral part of these interim condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Interim Condensed Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

(unaudited)

	Three Months Ended April 30, 2019 $	Three Months Ended April 30, 2018 $

Operating activities
Net loss	(1,874,123)	(2,104,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accretion	176,442	115,153
Depreciation and amortization	241,099	165,613
Expenses paid related to debt issuance	–	(380,770)
Stock issued for services	64,315	291,853
Stock-based compensation	5,896	34,898
Lease expense	3,799	–
Gain on repayment of promissory note	–	(8,890)
Write-off of equipment	3,901	–
Exchange (gain) / loss	21,809	(1,133)
Changes in operating assets and liabilities:
Prepaids and other current assets	18,678	(85,360)
Deposit	–	(250,000)
Due to related parties	(201,659)	(12,027)
Accounts payable and accrued liabilities	1,131,884	(183,676)
Deferred revenue	(159,852)	–
Net cash used in operating activities	(567,811)	(2,419,215)

Investing activities
Cash acquired through acquisition	–	2,279
Business acquisition	–	(428,438)
Net cash used in investing activities	–	(426,159)

Financing activities
(Repayment) of / Proceeds from convertible debenture, net	(750,000)	4,939,975
Payment for debt modification	(250,000)	–
Proceeds from issuance of units	1,250,000	–
Proceeds from / (repayment) of promissory note	276,000	(247,305)
Repayment of loan payable	–	(15,925)
Net cash provided by financing activities	526,000	4,676,745

Effects of exchange rate changes on cash	12,425	13,113

(Decrease) increase in cash	(29,386)	1,844,484
Cash – beginning of period	74,800	79,304

Cash – end of period	45,414	1,923,788

Supplemental cash flow disclosures (Note 13)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

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

These interim condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2019, the Company has not earned any revenue, has a working capital deficit of $5,122,989 and an accumulated deficit of $36,855,262. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. The Company will continue to seek financing, in the form of equity or debt, to mitigate the substantial doubt over going concern and continue to meet its obligations.

2.	Significant Accounting Policies

(a)	Basis of Presentation

The interim condensed consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year-end is January 31.

(b)	Use of Estimates

The preparation of these interim condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

(c)	Interim Financial Statements

These interim unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position, results of operations and cash flows for the periods shown. The condensed consolidated results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Certain disclosures and financial information have been condensed in accordance with generally accepted accounting principles in the United States.

These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2019 Form 10-K") for the year ended January 31, 2019, which was filed with the Securities and Exchange Commission (the "SEC") on May 3, 2019.

(d)	Basis of Consolidation

The interim condensed consolidated financial statements incorporate the financial statements of the Company and entities controlled by the Company. Control is achieved where the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The consolidating entities include:

	% of ownership	Jurisdiction

Pivot Pharmaceuticals Inc.	Parent	Canada
Pivot Green Stream Health Solutions Inc.	100%	Canada
Pivot Naturals, LLC	100%	U.S.A.
Thrudermic, LLC	100%	U.S.A.

(e)	Financial Instruments and Fair Value Measures

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

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, due to related parties, convertible debenture, promissory note and acquisition obligation. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

During the period ended April 30, 2019, the Company has excluded 13,681,426 (January 31, 2019 – 3,249,700) potential dilutive shares. For the three month periods ended April 30, 2019 and 2018, diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

(g)	Adoption of new accounting principles

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842 which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for virtually all leases. On February 1, 2019, the Company adopted ASC 842 and all related amendments using the modified retrospective transition approach. Refer to Note 3.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. On February 1, 2019, the Company has adopted the methodologies prescribed by this ASU and there is no material impact on the Company’s interim condensed consolidated financial statements.

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

In July 2017, the FASB issued ASU 2017-11“Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. On February 1, 2019, the Company adopted ASU 2017-11 with no material impact on the Company’s interim condensed consolidated financial statements.

(h)	Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements related to fair value measurements. ASU 2018-13 will be effective for us beginning February 1, 2020, with early adoption permitted. The Company does not expect this guidance to have an impact on the amounts reported on our consolidated financial statements, and the Company is currently evaluating the potential impact this guidance will have on the disclosures within the notes to the consolidated financial statements.

3.	Adoption of ASC 842, Leases

On February 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The cumulative effect of adoption of the lease standard result in change on retained earnings as of February 1, 2019 of $17,802. Results for reporting periods beginning after February 1, 2019 are presented under ASC 842 while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, “Leases”. In accordance with ASC 842, the Company determines if an arrangement is a lease at inception based on whether there is an identified asset, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset and whether the Company has the right to direct the use of the asset. The Company has operating leases, on office and facility spaces, and no financing leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See Note 7 for further disclosures and detail regarding the Company’s operating leases.

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

3.	Adoption of ASC 842, Leases (continued)

For leases with terms greater than twelve (12) months, the Company records the related ROU asset and lease obligation at the present value of lease payments over the term. Leases may include fixed rental escalation clauses, renewal options and / or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not provide a readily determinable implicit rate; therefore, an estimate of the Company’s incremental borrowing rate is used to discount the lease payments based on information available at the lease commencement date. The discount rate used was 14.4%.

Operating lease costs during the three months ended April 30, 2019 were $136,123 (Note 7).

The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities of approximately $1,162,218 and $1,180,020, respectively, as of February 1, 2019.

Update to Lease Policy

Accounting and reporting guidance for leases requires that leases be evaluated and classified as either operating or finance leases by the lessee and as either operating, sales-type or direct financing leases by the lessor. The Company’s operating leases are included in ROU assets, lease liabilities - current and lease liability in the condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.

4.	Asset Acquisitions

(a)	Thrudermic Transdermal Nanotechnology

On March 2, 2018, the Company entered into an exchange agreement with Thrudermic, LLC (“Thrudermic”) and the members of Thrudermic whereby the Company paid $1.00 for the issued and outstanding units of Thrudermic and issued 500,000 shares of common stock to the members of Thrudermic for their intellectual property portfolio, including unpatented technology, goodwill and know-how in connection with the Thrudermic Transdermal Nanotechnology.

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

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

4.	Asset Acquisitions (continued)

(b)	Ready-to-Infuse Cannabis Patents (“RTIC Patents”)

On February 28, 2018, the Company completed the acquisition of Pivot Naturals, LLC (previously ERS Holdings, LLC) (“Pivot Naturals”) pursuant to an exchange agreement dated as of February 10, 2018. As consideration for the purchase, the Company paid $430,420 (US$333,333) in cash on closing, issued 5,000,000 shares of common stock and will pay an additional $430,420 (US$333,333) six (6) and twelve (12) months after closing. Financial consideration include royalties on future annual net sales. On September 28, 2018, a payment of $429,370 (US$326,666), representing a portion of the payment due six (6) months after closing, was made. The Company extended the payment date for the payment due twelve (12) months after closing from February 28, 2019 to May 31, 2019. As consideration for the extension, the Company issued 60,515 shares of common stock (Note 10(c)) and paid $3,358 (US$2,500) in cash, representing the extension fee for March and April 2019, during the three months ended April 30, 2019. The acquisition obligation outstanding as at April 30, 2019 is $456,382 (US$340,000). On May 17, 2019, the last payment due twelve (12) months after closing was made.

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

The RTIC patents acquired are amortized over an estimated useful life of ten (10) years.

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

5.	Equipment

Cost	Lab Equipment $

Balance, January 31, 2019	5,307
Write-off	(5,267)
Effect of foreign exchange rate changes	(40)

Balance, April 30, 2019	-

Accumulated Amortization

Balance, January 31, 2018	1,145
Amortization	317
Write-off	(1,366)
Effect of foreign exchange rate changes	(96)

Balance, April 30, 2019	-
Net book value, April 30, 2019	-
Net book value, January 31, 2019	4,162

During the three months ended April 30, 2019, the Company wrote-off its lab equipment and recorded a loss on write-off of equipment of $3,901 (2018 - $nil).

6.	Intangible Assets

Cost	BiPhasix License $	Thrudermic Non-Patented Technology $	RTIC Patents $	Total $
	(Note 6(a))	(Note 4(a))	(Note 4(b))

Balance, January 31, 2019	319,174	830,000	8,137,277	9,286,451
Effect of foreign exchange rate changes	–	–	172,725	172,725

Balance, April 30, 2019	319,174	830,000	8,310,002	9,459,176

Accumulated Amortization

Balance, January 31, 2019	110,618	74,325	751,686	936,629
Amortization	19,456	20,238	201,088	240,782
Effect of foreign exchange rate changes	–	–	17,487	17,487

Balance, April 30, 2019	130,074	94,563	970,261	1,194,898

Net book value, April 30, 2019	189,100	735,437	7,339,741	8,264,278
Net book value, January 31, 2019	208,556	755,675	7,385,591	8,349,822

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

Weighted average life remaining on intangible assets is 8.71 years. Future amortization for the next five years is:

Expiry Date	$
2020	751,471
2021	993,794
2022	962,969
2023	914,000
2024	914,000

(a)	BiPhasix License

On September 12, 2017, the Company entered into a licensing agreement with Altum Pharmaceuticals Inc. (“Altum”), a party related by way of common officer, whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products. Consideration included:

1)	Issuance of 2,500,000 shares of common stock on September 12, 2017 valued at $319,174, which was recorded as an intangible asset with a corresponding credit to common stock;

2)	Issuance of 2,500,000 shares of common stock of Pivot upon Health Canada Natural Product Number approval (not yet issued as of the date of this report);

3)	Royalties on annual gross sales; and

4)	For pharmaceutical products, milestone payments payable upon first Investigative New Drug Approval, upon positive outcome of Phase II trial in first indication, and upon New Drug Application approval. As of April 30, 2019 and the date of this report, no milestones have been achieved.

(b)	Solumer Oral Drug Delivery Technology

On August 7, 2018, the Company entered into a licensing agreement with Formulex Pharma Innovations (formerly Solubest Ltd.) (“Formulex”) whereby the Company will acquire worldwide rights for the use, development and commercialization of Formulex’s Solumer Oral Drug Technology solely for the improved bio-availability, delivery and commercialization of Cannabinoid and Tetrahydrocannabinol-based products for human and animal use. Financial considerations include: 1) Monthly license fee until commercialization date (US$10,000); and 2) Milestone payments upon commercialization (US$150,000) and upon net sales of US$5,000,000 (US$250,000). Other consideration includes royalties on aggregate net sales. In addition, the Company entered into a master formulations services agreement whereby the Company would be Formulex a monthly development fee of US$20,000. During the three months ended April 30, 2019, this master formulations services agreement was terminated.

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

7.	Operating Leases

	Right-of-use Asset $	Lease Liability $

Balance, January 31, 2019	–	–
Adoption of ASC 862 (Note 3)	1,162,218	1,180,020
Lease expense	(92,488)	–
Lease liability expense	–	47,433
Lease payments	–	(136,123)
Effect of foreign exchange rate changes	21,418	21,678

	1,091,148	1,113,008
Current	–	(249,082)
Non-current	1,091,148	863,926

The Company is a lessee in two leases that have expiry dates ranging between two (2) and five (5) years. The table below summarizes the remaining expected lease payments under operating leases as of April 30, 2019.

Fiscal Years	$

2020	400,697
2021	339,002
2022	279,938
2023	288,333
Thereafter	121,612
Less: imputed interest	(316,574)

Present value of operating lease liabilities	1,113,008

8.	Convertible Debenture

	April 30, 2019 $	January 31, 2019 $

March 2, 2018 Convertible Debentures	2,659,375	3,497,599

	2,659,375	3,497,599

On March 2, 2018, the Company issued convertible debentures with two non-related parties totaling $5,000,000. The debentures are secured under a General Security Agreement, bear interest at 10% per annum payable quarterly and mature on March 2, 2019. The notes are convertible into common shares at a conversion price equal to $1.74 per common share. The Company issued 172,413 share purchase warrants with an exercise price of $1.74 and three year expiry as finder’s fee for the convertible debentures. The effective interest rate has been determined as 24% per annum after deducting all the loan discounts.

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

8.	Convertible Debenture (continued)

On October 22, 2018, $1,500,000 of the convertible debentures were settled through the issuance of 3,750,000 units of the Company with each unit consisting of one common stock and one share purchase warrant with an exercise price of $0.60 and three year expiry. The shares issued were valued at $0.43 per share and warrants issued were valued at $0.26 per warrant for total value of $2,600,856. The fair value of warrants were calculated using volatility of 110%, interest-free rate of 2.30%, nil expected dividend yield and expected life of 3 years. The Company considered the settlement to be an extinguishment of the $1,500,000 of the convertible debentures.

On October 22, 2018, the Company modified the conversion price on the remainder of the convertible debentures, totaling $3,500,000, to $0.42 per common share. The Company considered the modification to be an extinguishment of the $3,500,000 of the convertible debentures. The effective interest rate for the remaining terms of the convertible debentures has been determined as 21% per annum.

On March 2, 2019, the Company repaid $750,000 of the convertible debentures and extended the maturity of the remainder of the convertible debentures to June 2, 2019 for an extension fee of $250,000. The Company considered the extension to be a modification of the convertible debentures. The effective interest rate for the remaining terms of the convertible debentures has been determined as 39% per annum.

During the three months ended April 30, 2019, interest expense for the three months ended April 30, 2019 was $131,582.

As of April 30, 2019, the carrying value of the convertible debentures is $2,659,375 (January 31, 2019 - $3,497,599) and interest payable on the convertible debentures is $nil (January 31, 2019 - $30,194).

Please also refer to Note 17(c).

9.	Promissory Note

	April 30, 2019 $	January 31, 2019 $

Principal (Note 9(c))	270,666	-

	270,666	-

(a)	Promissory Note – Former Chief Executive Officer

In September 2017, the Company issued a promissory note bearing interest at 8% per annum. Principal and accrued interest are due on the earlier of: 1) 30 days after the completion of a financing of at least US$2,000,000 and (ii) September 10, 2027, provided that if repayment occurs prior to the second anniversary date, all interest will be waived. On March 2, 2018, the Company issued senior secured convertible debentures for gross proceeds of $5,000,000 (Note 8). Accordingly, accrued interest being waived, principal was due and repaid on March 30, 2018. A gain on repayment of promissory note of $8,890 was recorded during the three months ended April 30, 2018.

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

9.	Promissory Note (continued)

	(b)	Promissory Note – Altum Pharmaceuticals Inc. (“Altum”)

On February 16, 2018, the Company issued a promissory note of up to $520,000, bearing interest at 10% per annum to Altum and maturing on May 15, 2018. On February 19 and March 1, 2018, $250,000 and $252,464 were advanced to the Company. On March 2, 2018, the Company repaid the principal amount and accrued interest on the promissory note totaling $503,285.

	(c)	Promissory Note – Third Party

On March 5, 2019, the Company issued a promissory note of $300,000, bearing interest at 10% per annum and maturing on September 5, 2019. Pursuant to the issuance of this promissory note, the Company issued 100,000 shares of common stock as a loan origination fee (Note 10(a)) and incurred cash finders’ fee of $24,000.

Interest expense for the three months ended April 30, 2019 was $19,274 (2018-$nil).

As of April 30, 2019, the carrying value of the promissory note is $270,666 (January 31, 2019 - $nil) and interest payable on the promissory note is $4,607 (January 31, 2019 - $nil).

10.	Common Stock

	(a)	On March 5, 2019, the Company issued 100,000 shares of common stock to a third party as a loan origination fee (Note 9(c)).

	(b)	On March 23, 2019, the Company issued 1,035,714 to third parties for services provided. On the same date, the Company issued 690,323 shares of common stock to directors and officers to settle outstanding compensation (Notes 14(b), (c) and (d)).

	(c)	On April 8, 2019, the Company issued 60,515 shares of common stock as an extension fee for an outstanding obligation (Note 4(b)).

	(d)	On April 8, 2019, a private placement was closed for an aggregate of 6,950,000 units, consisting of one common share and one share purchase warrant, at price of $0.20 per unit, for gross proceeds of $1,390,000. $60,000 of the gross proceeds, relating to 300,000 units, was received by the Company subsequent to April 30, 2019 (Note 17(a)). Each share purchase warrant entitles the holder to purchase one common share at a price of $0.30 per share and has an expiry term of three (3) years. Finders’ fees consisted of cash payments of $80,000 and issuance of 508,000 shares of common stock and 108,000 share purchase warrants entitling the holders to purchase one common share at a price of $0.30 per share and has an expiry term of three (3) years.

11.	Stock Options

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

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

11.	Stock Options (continued)

The following table summarizes the continuity of the Company’s stock options:

	Number of Options #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (Years)

Outstanding, January 31, 2019	13,691,833	0.48	2.31
Granted	–	–	–
Forfeited	(41,833)	0.07	–

Outstanding, April 30, 2019	13,650,000	0.48	2.06

Exercisable, April 30, 2019	13,650,000	0.48	2.06

The aggregate intrinsic value of vested options outstanding at April 30, 2019 is $2,454,755. Additional information regarding stock options as of April 30, 2019, is as follows:

Options Outstanding	Options Exercisable	Exercise Price $	Expiry Date
4,000,000	4,000,000	0.14	December 14, 2020
5,250,000	5,250,000	0.97	February 22, 2021
4,000,000	4,000,000	0.13	December 14, 2021
100,000	75,000	0.50	November 14, 2022
200,000	200,000	1.67	March 11, 2023
100,000	100,000	0.42	October 28, 2023
13,650,000	13,625,000

$5,896 (2018 – $34,898) of stock-based compensation expense has been recognized during the three months ended April 30, 2019. $Nil (2018 - $62,794) of stock-based compensation cost has yet to be recognized and will be recognized in future periods.

12.	Share Purchase Warrant

The following table summarizes the continuity of share purchase warrant:

	Number of Warrants	Weighted Average Exercise Price $

Balance, January 31, 2019	8,486,048	0.62
Granted (Note 10(d))	6,758,000	0.30
Balance, April 30, 2019	15,244,048	0.48

As at April 30, 2019, the following share purchase warrants were outstanding:

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

12.	Share Purchase Warrant (continued)

Number of Warrants	Exercise Price $	Expiry Date	Weighted Average Remaining Contractual Life (Years)

190,000	0.45	May 20, 2019	0.05
75,125	0.45	June 14, 2019	0.12
172,413	1.74	March 1, 2021	1.84
3,353,250	0.60	September 21, 2021	2.40
8,000	0.60	October 1, 2021	2.42
907,260	0.60	October 18, 2021	2.47
3,780,000	0.60	October 22, 2021	2.48
6,758,000	0.30	March 16, 2022	2.88

15,244,048			2.59

13.	Supplemental Cash Flow Information

	Three Months Ended April 30, 2019 $	Three Months Ended April 30, 2018 $
Supplemental disclosures:
Interest paid	65,124	41,096
Income tax paid	–	–
Non-cash investing and financing activities
Stock issued for services (Note 10(c))	64,315	227,587
Stock issuable for services	–	64,265
Stock issued for settlement of accounts payable (Note 10(b))	338,064	–
Stock issued for loan origination fees (Note 10(a))	20,000	–
Stock issued for intangible assets (Note 4(a))	–	830,000
Stock issued for acquisition of business (Note 4(b))	–	6,650,000
Stock issued for finder’s fee (Note 10(d))	127,000	–
Warrants granted for finder’s fee (Note 10(d))	19,804	262,400

14.	Related Party Transactions

	(a)	As at April 30, 2019, the Company owed $40,682 (January 31, 2019 - $63,335) to its Chief Executive Officer and director. These amounts are unsecured, non-interest bearing, and due on demand. During the three months ended April 30, 2019, the Company recorded a salary of $50,000 (2018 - $50,000) to its Chief Executive Officer and director.

(b)

As at April 30, 2019, the Company owed $26,575 (January 31, 2019 - $38,248) to its Chief Financial Officer. These amounts are unsecured, non-interest bearing, and due on demand. During the three months ended April 30, 2019, the Company recorded a salary of $40,000 (2018 - $30,000) to its Chief Financial Officer. The Company also issued 200,000 shares of common stock to settle outstanding obligations to its Chief Financial Officer for the payroll expenses from October through December 2018.

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

14.	Related Party Transactions (continued)

	(c)	As at April 30, 2019, the Company owed $13,622 (January 31, 2019 - $12,702) to its Vice President, Technology and director. These amounts are unsecured, non-interest bearing, and due on demand. During the three months ended April 30, 2019, the Company recorded a salary of $68,258 (2018 - $23,847) to its Vice President, Technology and director. The Company also issued 290,323 shares of common stock to settle outstanding obligations to its Vice President, Technology and director for January through March 2019.

	(d)	As at April 30, 2019, the Company owed $10,798 (January 31, 2019 - $23,811) to a director. These amounts are unsecured, non-interest bearing, and due on demand. During the three months ended April 30, 2019, the Company recorded a fee, included in salary and wages, of $25,000 (2018 - $nil) to its director. The Company also issued 200,000 shares of common stock to settle outstanding obligations to its director for October 2018 through March 2019.

	(e)	On September 12, 2017, the Company entered into a licensing agreement with Altum, a party related by way of common officer, whereby the Company acquired worldwide rights to the BiPhasix™ transdermal drug delivery technology for the development and commercialization of Cannabinoids, Cannabidiol and Tetrahydrocannabinol products (Note 6(a)). As at January 31, 2019, the Company owed Altum $112,351 (January 31, 2019 - $48,896) for expenses paid on behalf of the Company. These amounts are unsecured, bear interest at 10% per annum, and due on demand. In May 2019, the Company repaid, in full, the outstanding due to Altum plus accrued interest.

	(f)	As at April 30, 2019, the Company owed $81,488 (January 31, 2019 - $50,209) to Chief Business Officer. These amounts are unsecured, non-interest bearing, and due on demand. During the three months ended April 30, 2019, the Company recorded a fee, included in salary and wages, of $50,000 (2018 - $50,000) to its Chief Business Officer.

	(g)	During the three months ended April 30, 2019, the Company’s subsidiary, Pivot Naturals, owed $229,492(January 31, 2019 - $93,282) to its former President and a company owned by the former President. These amounts are unsecured, non-interest bearing, and due on demand. During the three months ended April 30, 2019, Pivot Naturals recorded a salary of $133,210 (2018 - $56,271) to its former President.

15.	Joint Venture

On December 17, 2018, the Company entered into a joint venture arrangement whereby the Company holds 50% of the issued and outstanding shares of Pivot-Cartagena JV. Pivot-Cartagena JV will develop and commercialize cannabis-infused non-alcoholic beverages using the industry expertise of its joint venture partner with the Company’s Solumer (Note 6(b)) and RTIC (Note 4(b)) powderization technologies. The Company and its joint venture partner each have 50% to the net assets and net income or loss of Pivot-Cartagena JV. As of April 30, 2019, the Company has not made any investment related to Pivot-Cartagena JV. During the three months ended April 30, 2019, there were no balances or transactions related to Pivot-Cartagena JV.

PIVOT PHARMACEUTICALS INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Period ended April 30, 2019

(Expressed in Canadian dollars)

16.	Commitments and Contingencies

In April 2019, the employment of two of the Company’s employees in Pivot Naturals, including the President of Pivot Naturals, which was pursuant to written employment contracts, terminated. A demand for arbitration has been made by these former employees along with a draft arbitration complaint that alleges claims for breach of the written employment contracts, fraud, illegal retaliation and tortious discharge in violation of public policy seeking, among other things, recovery of accrued and unpaid salary and wages in the total amount of $213,179 and contractual severance amounts totaling US$475,000 alleged to be due and owing on their alleged involuntary termination, as well as other general and punitive damages. The Company intends to vigorously defend these claims and file cross-claims against the former employees for breach of contract and related tort claims. The Company has not accrued contractual severance amounts totaling US$475,000 as of April 30, 2019 as management is not able to assess the likelihood of payment. The unpaid salary and wages were accrued as of April 30, 2019. In June 2019, the Company paid all accrued and unpaid salary and wages to these former employees.

17.	Subsequent Events

(a)	Subsequent to April 30, 2019, the Company received $60,000, representing the outstanding gross proceeds related to the private placement disclosed in Note 10(d).

(b)	On May 15, 2019, the Company closed the first tranche of a private placement for an aggregate of 46,132,000 units, consisting of one common share and one share purchase warrant, at price of $0.25 per unit, for gross proceeds of $11,533,000. On May 30, 2019, the Company closed the last tranche of a private placement for an aggregate of 13,868,000 units, consisting of one common share and one share purchase warrant, at price of $0.25 per unit, for gross proceeds of $3,467,000. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.35 per share and has an expiry term of two (2) years. Pursuant to the private placement, the Company issued 4,200,000 units, consisting of one common share and one share purchase warrant, representing 7% of the total units issued in the private placement as advisory fees. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.35 per share and has an expiry term of two (2) years.

(c)	Subsequent to April 30, 2019, the Company extinguished, in full, convertible debentures totaling $2.75 million through the issuance of 595,238 common shares pursuant to the conversion of $250,000 of the convertible debentures and the repayment of the remaining $2.5 million in cash.

(d)	Subsequent to April 30, 2019, the Company placed an initial production order for 100,000 units of micellized CBD Solution with SolMic GmbH (“Solmic”). In connection with the production order, the Company made an up-front payment of EUR953,400 to Solmic.

(e)	Effective June 12, 2019, the Company cancelled 700,000 options to purchase common shares at an exercise price of US$0.70 and expiring on February 22, 2021. The Company also granted 2,700,000 options to purchase common shares at an exercise price of $0.40 and expiring on June 11, 2024.

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

Our financial statements are stated in Canadian Dollars (C$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars (C$) and all references to “common shares” refer to the common shares in our capital stock.

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

On February 28, 2018, we completed the acquisition of Pivot Naturals, LLC (previously ERS Holdings, LLC) (“Pivot Naturals”) pursuant to an Exchange Agreement dated as of February 10, 2018 among Pivot Pharmaceuticals Inc. ("Pivot"), Pivot Naturals and the members of Pivot Naturals. As consideration for the purchase, we paid US$333,333 in cash on closing and will pay an additional US$333,333 six (6) and twelve (12) months after closing for total cash payment of US$1 million. The payment due six (6) months after closing was paid in September 2018. The payment due twelve (12) months after closing has been extended to May 31, 2019 for an extension fee of 2.5% per month payable in cash and/or shares of common stock. In addition, we also issued 5,000,000 shares of our common stock and will pay royalties on future net sales. Pivot Naturals has developed a patented technology called “RTIC” Ready-To-Infuse-Cannabis, relating to the transformation of cannabis oil into powder for infusion into a variety of food and beverage products such as capsules, K-Cups, stick packs, baked mixes, liquid shots, protein shakes, topicals, lotions, and bottled beverages.

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

Our Product Development Initiatives

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

___________

(1) Derived from IMS data

We have no plans to initiate any clinical trials of our pharmaceutical pipeline at this time.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended April 30, 2019, which are included herein.

Our operating results for the three months ended April 30, 2019 and 2018 are summarized as follows:

	Three Months Ended
	April 30,
	2019		2018
Revenue	$	Nil	$	Nil
Amortization		$(241,099)		$(165,613)
Due diligence costs	$	Nil		$(122,672)
Foreign exchange gain (loss)		$16,825		$(49,249)
General and administrative		$(506,786)		$(955,954)
Lease expense		$(92,488)	$	Nil
Lease liability expense		$(47,433)	$	Nil
Licensing fees		$(39,963)	$	Nil
Professional fees		$(181,649)		$(226,169)
Research and development		$(59,487)		$(108,801)
Salaries and wages		$(505,056)		$(240,514)
Sales and marketing	$	Nil		$(8,929)
Write-off of equipment		$(3,901)	$	Nil
Total Other Income (Expenses)		$(213,086)		$(226,975)
Net Income (Loss)		$(1,874,123)		$(2,104,876)

For the three months ended April 30, 2019, our net loss decreased by $230,753. Net loss decreased primarily from decreases in due diligence costs, general and administrative, professional fees and research and development, offset by increases amortization, licensing fees, rent and salaries and wages. During the three months ended April 30, 2018, we completed the acquisitions of the Thrudermic Transdermal Nanotechnology and Pivot Naturals, LLC (formerly ERS Holdings, LLC) and its RTIC patents, which increased due diligence costs, consulting fees within general and administrative costs, professional fees and research and development. Research and development work performed during the three months ended April 30, 2018 included development of CBD topical and oral formulations, including permeability studies. During the three months ended April 30, 2019, we conducted animal dermal studies using CBD formulations developed.

Increases in expenses during the three months ended April 30, 2019 were due to the following. For the 2019 quarter, we paid licensing fees to Formulex pursuant to a licensing agreement on the Solumer technology entered into in August 2018. We also made lease payments on our facilities in Quebec, Canada and California, USA, both of which were entered into in July 2018. Salaries and wages increased by $264,542 for the three months ended April 30, 2019. For the three months ended April 30, 2018, salaries paid on employment contracts entered into pursuant to the acquisitions of Thrudermic and RTIC patents began in March 2018 and were not paid for the full interim period. Salaries and wages were higher for the three months ended April 30, 2019 due to the following: 1) We paid salaries to two (2) additional administrative staff in Pivot Naturals, who were hired in June 2018, and 2) Pursuant to the termination of three (3) employees in Pivot Naturals, California wage penalties of approximately $56,100 were incurred.

Revenue

We have not earned any revenues since our inception. We anticipate earning revenues from sales of micellized CBD Solutions beginning the second or third quarter of fiscal 2020.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	January 31,
	2019	2019
Current Assets	$193,847	$241,874
Current Liabilities	$5,316,836	$5,086,227
Working Capital (Deficit)	$(5,122,989)	$(4,844,353)

Our total current assets as of April 30, 2019 were $193,847 as compared to $241,874 as of January 31, 2019. We received gross proceeds of $1,250,000 from issuance of units, consisting of a common stock and a share purchase warrant, and $300,000 from a promissory note. These proceeds were used to repay $750,000 of our outstanding convertible debentures, as well as extend the remaining maturity of the convertible debentures to June 2, 2019 for an extension fee of $250,000. The remainder of the proceeds, plus cash on hand from January 31, 2019, were used to fund key working capital requirements, resulting in an overall decrease in cash. Current liabilities increased from January 31, 2019 due primarily to the issuance of a promissory note totaling $300,000, recording of a current lease liability of $249,082 pursuant to the adoption of a new accounting standard, ASC 872 Leases, and continuing accruals from services provided by our service providers during the quarter. This increase was offset by the repayment of $750,000 of our convertible debentures.

Cash Flows

	Three Months Ended
	April 30,
	2019		2018
Net Cash Used In Operating Activities		$(567,811)	$(2,419,215)
Net Cash Used In Investing Activities	$	Nil	$(426,159)
Net Cash Provided By Financing Activities		$526,000	$4,676,745
Effects of Exchange Rate Changes on Cash		$12,425	$13,113
Increase (Decrease) in Cash During the Period		$(29,386)	$1,844,484

Operating Activities

During the three months ended April 30, 2019, our cash used by operating activities decreased by $1,851,404 when compared to cash used in operating activities during the three months ended April 30, 2019. During the prior period, proceeds from convertible debentures issued during the period allowed our company to pursue our business strategy, including development of our oral and transdermal drug delivery platforms and preparation of our RTIC products for production and commercialization, which resulted in increased research and development costs and salaries and wages. Also, during prior period, we acquired Pivot Naturals and the Thrudermic Transdermal Nanotechnology, which resulted in increase in other operating activities, such as due diligence, general and administrative, professional services.

Investing Activities

During the three months ended April 30, 2018, we acquired Pivot Naturals through the issuance of 5,000,000 shares of our common stock and a payment of $428,438 (US$333,333). We did not have any investing activities during the three months ended April 30, 2019.

Financing Activities

During the three months ended April 30, 2019, our cash provided by financing activities decreased by $4,150,745. During the three months ended April 30, 2019, we received net proceeds of $1,250,000 from issuance of units, consisting of common stock and share purchase warrant, and $276,000 from a promissory note. We also repaid $750,000 of our convertible debentures and paid $250,000 for extension of the maturity of the convertible debentures. During the three months ended April 30, 2018, we received net proceeds of $4,939,975 from convertible debentures and $502,464 from promissory note. We repaid loan payable and promissory notes totaling $15,925 and $749,769, respectively.

We have estimated our expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses
Product manufacture	$4,990,000
U.S. facility capital expenditures	2,000,000
Patent maintenance	455,000
Regulatory	250,000
Sales and marketing	400,000
General and administrative	4,155,000
Total:	$12,250,000

In May 2019, we closed on non-brokered private placements totaling $15 million, a portion of which were used to settle $2.5 million of our convertible debentures and outstanding obligations. The remainder of the proceeds will fund our estimated expenses and working capital requirements for the next 12 months.

Although we are anticipating commercialization to commence on some of our product initiatives over the next 12 months, anticipated revenues may not be initially sufficient to finance our business plan. In addition, if our estimated expenses and working capital requirements for the next 12 months are higher than estimated, additional funds will also be required to fund our business plans. If required, we intend to raise capital through equity and, if necessary, debt financing. We anticipate that the bulk of any additional funding we receive will be in the form of equity financing from the sale of our common stock. In the absence of such financing, we will not be able to carry out our planned development activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.

Any modifications to our plans will be based on many factors, including the amount of available capital. Further, the extent to which we carry out our development of planned products is dependent upon the amount of financing available to us.

Future Financings

We may require additional financing in order to enable us to proceed with our plan of operations, as discussed above,

We anticipate revenues on some of our product initiatives to commence over the next 12 months, beginning with sales of micellized CBD Solutions in the European Union, where regulations permit. Should anticipated revenues be less than estimated, we will need to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Except as disclosed above regarding the closing of non-brokered private placements totaling $15 million, we presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Inflation

The amounts presented in the consolidated condensed financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of April 30, 2019 and January 31, 2019, our company did not have any amounts recorded pertaining to uncertain tax positions.

Our company files federal and provincial income tax returns in Canada. Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three months ended April 30, 2019 and 2018, there were no charges for interest or penalties.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In April 2019, the employment of two of the Company’s employees in Pivot Naturals, including the President of Pivot Naturals, which was pursuant to written employment contracts, terminated. A demand for arbitration has been made by these former employees along with a draft arbitration complaint that alleges claims for breach of the written employment contracts, fraud, illegal retaliation and tortious discharge in violation of public policy seeking, among other things, recovery of accrued and unpaid salary and wages in the total amount of US$213,179 and contractual severance amounts totaling US$475,000 alleged to be due and owing on their alleged involuntary termination, as well as other general and punitive damages. The Company intends to vigorously defend these claims and file cross-claims against the former employees for breach of contract and related tort claims. In June 2019, the Company paid all accrued and unpaid salary and wages to these former employees. The Company has not accrued contractual severance amounts totaling US$475,000 as of April 30, 2019 as management is not able to assess the likelihood of payment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the three months ended April 30, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the three months ended April 30, 2019.

Effective May 30, 2019, we closed a private placement for an aggregate of 13,868,000 units, consisting of one common share and one share purchase warrant, at price of $0.25 per unit, for gross proceeds of $3,467,000. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.35 per share and has an expiry term of two (2) years. In connection with this private placement, we issued 13,868,000 common shares and 13,868,000 share purchase warrants to thirty-two (32) non U.S. persons (as that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Advisory fees consisted of the issuance of 4,200,000 units, consisting of one common share and one share purchase warrant, with each share purchase warrant entitling the holder to purchase one common share at a price of $0.35 per share and has an expiry term of two (2) years. In connection with the advisory fees, we issued 4,200,000 common shares and 4,200,000 share purchase warrants to seven (7) non U.S. persons (as that term as defined in Regulation S of the Securities Act of 1933) and one (1) U.S. person (as that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 30, 2019, we appointed Mr. Krisztian Toth as our Director and Chairman. On June 6, 2019, we appointed Mr. Ken Kessler as our Director. Also on June 6, 2019, we accepted the resignation of Dr. Patrick Frankham as Director.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.2	“Company Act” Memorandum of 649186 B.C. Ltd. Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.3	Certificate of Filing of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.4	Certificate of Incorporation of 649186 B.C. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.5	Certificate of Name Change of 649186 B.C. Ltd. to Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.6	Transition Application of Xerxes Health Corp. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.7	Certificate of Name Change of Xerxes Health Corp. to Neurokine Pharmaceuticals Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.8	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Registration Statement on Form S-1 filed on August 7, 2009)
3.9	Notice of Alteration to Authorized Share Structure (incorporated by reference from our Current Report on Form 8-K filed on June 4, 2014)
3.10	Form 11 Notice of Alteration (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.11	Articles (incorporated by reference from our Current Report on Form 8-K filed on October 9, 2014)
3.12	Notice of Alteration changing name to Pivot Pharmaceuticals Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2015)
3.13	Certificate of Name Change of Neurokine Pharmaceuticals Inc. to Pivot Pharmaceuticals Inc. (filed on June 17, 2015 with our Annual Report on Form 10K/A)

Exhibit Number	Description
(10)	Material Contracts
10.1	Non-Exclusive License Agreement with Globe Laboratories Inc. dated June 17, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.2	Clinical Trial Services Agreement with Virtus Clinical Development (Pty) Limited dated March 1, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 4, 2010)
10.3	Master Service Agreement with Northern Lipids Inc. dated October 2, 2007 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.4	Assignment of Invention (NK-001) dated January 30, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.5	Assignment of Invention (NK-002) dated April 18, 2008 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 3, 2009)
10.6	Subscription Agreement with Ahmad Doroudian (incorporated by reference to our Form 8-K filed on August 12, 2010)
10.7	Debt Settlement Subscription Agreement dated September 26, 2013 with Ahmad Doroudian (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)
10.8	Director Services Agreement dated February 25, 2015 with Barbara-Jean Bormann-Kennedy (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.9	Director Services Agreement dated February 25, 2015 with Dr. Patrick Frankham (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.10	Director Services Agreement dated February 26, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.11	Consulting Services Agreement dated February 25, 2015 with Dr. Giora Davidai (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015)
10.12	Director Services Agreement dated November 19, 2015 with Dr. Patrick Frankham (incorporated by reference to our Quarterly Report on Form 10 Q filed on December 15, 2015)
10.13	Director Services Agreement dated November 19, 2015 with Dr. Wolfgang Renz (incorporated by reference to our Quarterly Report on Form 10 Q filed on December 15, 2015)
10.14	Consulting Services Agreement dated November 19, 2015 with Dr. Giora Davidai (incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 15, 2015)
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

36

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

10.33	Employment Agreement between our company and Joseph Borovsky dated March 1, 2018 (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.34	10% Senior Secured Convertible Debenture (CDN$2,500,000) due March 2, 2019 (CD-1) (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.35	10% Senior Secured Convertible Debenture (CDN$2,500,000) due March 2, 2019 (CD-2) (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2018)
10.36	10% Senior Secured Convertible Debenture (CDN$1,750,000) due March 2, 2019 (CD-3) (incorporated by reference to our Current report on Form 8-K filed on November 6, 2018)
10.37	10% Senior Secured Convertible Debenture (CDN$1,750,000) due March 2, 2019 (CD-4) (incorporated by reference to our Current report on Form 8-K filed on November 6, 2018)
10.38	10% Senior Secured Convertible Debentures (CDN$1,375,000) due June 1, 2019 (CD-3)
10.39	10% Senior Secured Convertible Debentures (CDN$1,375,000) due June 1, 2019 (CD-4)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99	Additional Exhibits
99.1	Audit Committee Charter (filed on June 17, 2015 with our Annual Report on Form 10K/A)
99.2	Stock Option Plan (filed on November 25, 2015 with our Definitive Proxy Statement on Schedule 14A)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOT PHARMACEUTICALS INC.
(Registrant)

Dated: June 17, 2019	/s/ Patrick Frankham
Dr. Patrick Frankham
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 17, 2019	/s/ Moira Ong
Moira Ong
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

